Form 10-Q
period 2012-02-29
Dynamic Nutra Enterprises Holdings, Inc.
filed 2012-04-13
CIK 1520512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________  to __________

Commission file number: 333-176587

DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.
 (Exact name of registrant as specified in its charter)

Nevada	27-3492854
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3929 Browning Place Raleigh, NC	27609
(Address of principal executive offices)	(Zip Code)

(919) 637-9302
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                                Accelerated filer  ☐
Non-accelerated filer  ☐ (Do not check if a smaller reporting company)               Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of April 13, 2012, there were 7,040,000 shares of Common Stock, par value $0.0001 per share, outstanding.

DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q
February 29, 2012

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF FEBRUARY 29, 2012 (UNAUDITED) AND AS OF MAY 31, 2011

PAGE	2
CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 29, 2012, THE THREE MONTHS ENDED FEBRUARY 28, 2011, THE PERIOD FROM JUNE 8, 2010 (INCEPTION) THROUGH FEBRUARY 28, 2011 AND FOR THE PERIOD FROM JUNE 8, 2010 (INCEPTION) TO FEBRUARY 29, 2012 (UNAUDITED)

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM JUNE 8, 2010 (INCEPTION) TO FEBRUARY 29, 2012 (UANUDITED)

PAGE	4
CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED FEBRUARY 29, 2012, THE PERIOD JUNE 8, 2010 (INCEPTION) TO FEBRUARY 28, 2011, AND FOR THE PERIOD FROM JUNE 8, 2010 (INCEPTION) TO FEBRUARY 29, 2012 (UNAUDITED)

PAGES	5 - 10	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Dynamic Nutra Enterprises Holdings, Inc.
(A Development Stage Company)
Condensed Balance Sheets

Assets

	February 29, 2012	May 31, 2011
	(Unaudited)
Current Assets:
Cash	$56,159	$160,077
Accounts receivable	-	128
Total Current Assets	56,159	160,205

Property and equipment, net	2,031	2,480

Total Assets	$58,190	$162,685

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$8,679	$10,000
Total Current Liabilities	8,679	10,000

Stockholders' Equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized;
7,040,000 and 7,040,000 shares issued and outstanding, respectively	704	704
Additional paid-in capital	191,621	191,621
Deficit accumulated during the development stage	(142,814)	(39,640)
Total Stockholders' Equity	49,511	152,685
Total Liabilities and Stockholders' Equity	$58,190	$162,685

See accompanying notes to condensed unaudited financial statements

Dynamic Nutra Enterprises Holdings, Inc.
(A Development Stage Company)
Condensed Statement of Operations
(Unaudited)

				For the Period From	For the period from
	For the Three Months Ended		For the Nine Months Ended	June 8, 2010 (Inception) to	June 8, 2010(Inception) to
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011	February 29, 2012

Revenues	$46	$473	$403	$892	$1,828

Operating Expenses
Consulting expense	15,000	-	45,303	12,500	70,303
Professional expense	17,881	-	46,026	6,000	52,026
Officers compensation	-	-	-	-	4,900
Advertising expense	-	-	-	-	3,700
General and administrative	8,289	11,273	12,248	4,581	13,713
Total Operating Expenses	41,170	11,273	103,577	23,081	144,642

Loss from Operations	(41,124)	(10,800)	(103,174)	(22,189)	(142,814)

Net loss	$(41,124)	$(10,800)	$(103,174)	$(22,189)	$(142,814)

Net loss per share - basic and diluted	(0.01)	(0.00)	(0.02)	(0.00)	(0.03)

Weighted average number of shares outstanding
during the period - basic and diluted	7,040,000	6,486,511	7,040,000	5,726,887	6,474,941

See accompanying notes to condensed unaudited financial statements

Dynamic Nutra Enterprises Holdings, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Equity
For the Period From June 8, 2010 (Inception) to February 29, 2012
(Unaudited)

						Deficit Accumulated
	Preferred Stock		Common stock		Additional	During the	Total
	$.001 Par Value		$0.0001 Par Value		Paid-in	Development	Stockholder's
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Balance June 8, 2010	-	$-	-	$-	$-	$-	$-

Common Stock issued at par to Founder for cash and services	-	-	5,000,000	500	-	-	500

Common stock issued through private placement memorandum for cash ($0.10)	-	-	2,040,000	204	203,796	-	204,000

Blue Sky Fees	-	-	-	-	(12,175)	-	(12,175)

Net loss for the period from June 8, 2010 (inception) to May 31, 2011	-	-	-	-	-	(39,640)	(39,640)

Balance, May 31, 2011	-	-	7,040,000	704	191,621	(39,640)	152,685

Net loss for the nine month period ended February 29, 2012	-	-	-	-	-	(103,174)	(103,174)

Balance, February 29, 2012	-	$-	7,040,000	$704	$191,621	$(142,814)	$49,511

See accompanying notes to condensed unaudited financial statements

Dynamic Nutra Enterprises Holdings, Inc.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

	For the Nine Month Ended	For the period from June 8, 2010(Inception) to	For the period from June 8, 2010(Inception) to
	February 29, 2012	February 28, 2011	February 29, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(103,174)	$(22,189)	$(142,814)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation Expense	449	368	969
Stock issued for services - related party	-	400	500
Changes in operating assets and liabilities:
(Increase) in accounts receivable	128	-	-
(Decrease)Increase in accounts payable	(1,321)	600	8,679
Net Cash Used In Operating Activities	(103,918)	(20,821)	(132,666)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property and equipment	-	(3,000)	(3,000)
Net Cash Provided By Investing Activities	-	(3,000)	(3,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	161,771	191,825
Net Cash Provided By Financing Activities	-	161,771	191,825

Net Increase (Decrease) in Cash and Cash Equivalents	(103,918)	137,950	56,159

Cash and Cash Equivalents - Beginning of Period	160,077	-	-

Cash and Cash Equivalents - End of Period	$56,159	$137,950	$56,159

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Taxes	$-	$-	$-
Interest	$-	$-	$-

See accompanying notes to condensed unaudited financial statements

DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
AS OF FEBRUARY 29, 2012

NOTE 1                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management’s opinion however, that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statements presentation.  The results for the interim period are not necessarily indicative of the results to be expected for the year.

Dynamic Nutra Enterprises Holdings, Inc. (a development stage company) (the "Company") (“DNE”) was incorporated under the laws of the State of Nevada on June 8, 2010 to manufacture and market a brewer’s yeast product called Beta Glucan™ that can eliminate acne for a majority of people who use it as a dietary supplement.  In addition, DNE plans to partner with a network marketing organization to sell the highly successful Xango™ nutraceutical product line.

Activities during the development stage include developing the business plan and raising capital.

(B) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period.  Actual results could differ from those estimates.

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At February 29, 2012 and May 31, 2011 the Company had no cash equivalents.

DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
AS OF FEBRUARY 29, 2012

(D) Loss Per Share

In accordance with the accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share” basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. As of February 29, 2012 and February 28, 2011 there are no common stock equivalents outstanding.

(E) Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”).  Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(F) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(G) Revenue Recognition

The Company will recognize revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

(H) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. The Company had no cash in excess of FDIC insurance limits at February 29, 2012.

At February 29, 2012, the Company had a sales concentration of 100% with one customer.  If the Company were to lose this one customer, it would result in a material loss.

DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
AS OF FEBRUARY 29, 2012

(I) Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, including accounts receivable and accounts payable, approximate fair value due to the relatively short period to maturity for these instruments.

(J) Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation.  Expenditures for maintenance and repairs are charged to expense as incurred.  Depreciation is provided using the straight-line method over the estimated useful life of three to five years.

(K) Recent Accounting Pronouncements

FASB Accounting Standards Update (ASU) No. 2011-02; A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“TDR”).  In April, 2011, the FASB issued ASU No. 2011-02, intended to provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. Early adoption is permitted. The Company intends to adopt the methodologies prescribed by this ASU by the date required, and is continuing to evaluate the impact of adoption of this ASU.

ASU No. 2011-03; Reconsideration of Effective Control for Repurchase Agreements.  In April, 2011, the FASB issued ASU No. 2011-03. The amendments in this ASU remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. The amendments in this ASU also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets.

The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
AS OF FEBRUARY 29, 2012

ASU No. 2011-04; Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.   In May, 2011, the FASB issued ASU No. 2011-04. The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs.  The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted.

The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

ASU No. 2011-05; Amendments to Topic 220, Comprehensive Income.  In June, 2011, the FASB issued ASU No. 2011-05. Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. Due to the recent date of pronouncement, the Company is evaluating its timing of adoption of ASU 2011-05, but will adopt the ASU retrospectively by the due date.

(L) Fair Value

The Company applies the accounting guidance under Financial Accounting Standards Board (“FASB”) ASC 820-10, “Fair Value Measurements”, as well as certain related FASB staff positions.  This guidance defines fair value as the price that would be received from m selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact business and considers assumptions that marketplace participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
AS OF FEBRUARY 29, 2012

The guidance also establishes a fair value hierarchy for measurements of fair value as follows:

●   Level 1 – quoted market prices in active markets for identical assets or liabilities.

●   Level 2 - inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
 ●   Level 3 – unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

At February 29, 2012, the Company has no instruments that require additional disclosure.

NOTE 2                 STOCKHOLDERS’ EQUITY

(A) Common Stock Issued for Cash and Services

For the period ended May 31, 2011, the Company issued 2,040,000 shares of common stock for $204,000 ($0.10/share) and paid offering costs of $12,175.  The Company also issued 5,000,000 shares of common stock to its founder for $500 ($0.0001 per share) for cash and services (See note 4).

NOTE 3                 COMMITMENTS AND CONTINGENCIES

On January 1, 2011, the Company entered into a consulting agreement to receive administrative and other miscellaneous services.  The Company is required to pay $5,000 a month.  The agreement is to remain in effect unless either party desires to cancel the agreement. As of February 29, 2012, the Company has paid $45,000 for services.

On July 15, 2010, the Company entered into a $10,000 consulting agreement for services to further the business.  These services include, but are not limited to the following: identify individuals and groups that may have an interest in learning more about the product offerings and invite these individuals and groups to listen to a presentation and assist the team with follow up.  This agreement is to remain in effect unless either party desires to cancel the agreement. No services were rendered as of February 29, 2012.

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise that may harm its business. The Company is currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results.

DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
AS OF FEBRUARY 29, 2012

NOTE 4                 RELATED PARTY TRANSACTIONS

On June 21, 2010, the Company issued 5,000,000 shares of common stock to its founders having a fair value of $500 ($0.0001/share) in exchange for cash and services provided (See Note 2 (A)).

The Company has paid $4,900 to the officers of the Company for compensation expense.

NOTE 5                 GOING CONCERN

As reflected in the accompanying condensed unaudited financial statements, the Company is in the development stage with limited operations, used cash in operations of $132,666 from inception and has a net loss since inception of $142,814. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto contained elsewhere in this Report. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

Overview

Dynamic Nutra Enterprises Holdings, Inc. (“we” or the “Company”),  a Nevada Corporation, was incorporated in June 2010 to market and sell a brewer’s yeast product called Beta Glucan™ or by the trade name “Viasalus”; this product has been shown to eliminate acne for a majority of people who use it as a dietary supplement. Beta 1, 3/1, 6-D glucans, the active component of Beta Glucan, is an immune system modulator that has been be used successfully for years to ward off disease in humans and livestock. In addition, as of July 1, 2010, DNE has partnered with a network marketing organization to sell the highly successful Xango™ nutraceutical product line. DNE will evaluate the revenue benefits of upselling Xango products at the point of sale.

We have entered into an agreement with Viasalus, LLC, third-party manufacturer, for the purchase of a brewer’s yeast product sold under the trade name of Viasalus. Brewer’s Yeast used as a dietary supplement and feed additive has been shown to offer support to the human and animal immune system, significantly reducing susceptibility to illness and disease. In response to antidotal references to its acne-clearing properties, Merck scientists in 1989 conducted a double-blind trial with 139 subjects using a simple brewer’s yeast, called Saccharomyces. Results of this five-month test credited brewer’s yeast with eliminating acne in 80 percent of the trial subjects using the supplement.

Through a contract manufacturer, we can obtain biologically active, high-potency Beta Glucan offering an advantage over other companies producing brewer’s yeast products for the nutraceutical (dietary supplement) market. Based on the fact that our nutraceutical products are dietary supplements, no FDA approval is required prior their sale to the consuming public.

Marketing and Sales

DNE plans to launch a new e-commerce web site and produce a series of online ads geared to begin generating sales of Beta Glucan. The marketing strategy is to promote the acne clearing benefits of Beta Glucan on the company’s web site and to drive traffic to that web site through ads placed on targeted web sites that reach a broad audience of prospective customers.

DNE will work with Paradigm Visions, Inc. (“Paradigm”), a firm that specializes in online and network marketing to produce and test a series of ads before launching a full online advertising and marketing campaign to build sales. In that regard, we have retained the Paradigm in order to design our fully functioning website for the purposes of marketing and selling the Beta Glucan products. The target customer for Beta Glucan includes teens and their parents, and young adults who suffer from chronic acne.

The sales strategy is to offer the first month’s supply of Viasalus for the cost of shipping only. When ordering the first month’s supply, customers will be asked for a valid credit card and to opt-in for automated shipments at selected intervals. Customers can choose from shipment intervals of one, three and six months to ensure uninterrupted supply. They can cancel their subscription at any time and have two weeks from shipment of the first month’s supply to cancel before the first interval shipment is billed. Our planned pricing for one month’s supply of Viasalus is $49.95.  A three months’ supply will be priced at $125 and a six months’ supply will be priced at $250. Viasalus is packaged in bottles of 90 capsules. Each capsule contains 10 mgs of beta 1,3/1, 6-D glucans.

DNE plans to begin upselling other nutraceutical supplement products at the point of sale. Upselling —promoting complimentary products — has proven quite effective in increasing revenues when a customer is placing an order online or via telephone.

The company has identified a number of complementary nutraceutical products it can offer to customers who order Beta Glucan.

Product Line Extension through Xango™ Network

DNE plans to tap into the highly successful network marketing organization, Xango™, to extend its nutraceutical product offering for increased revenues. Xango was formed in 2002 to market and sell a mangosteen fruit-based supplement by the same name.  On July 1, 2010, we signed a distributor agreement to sell Xango products and we will recruit additional distributors using personal invitation and invitation through our web site.

On July 1, 2010, we signed a distributor agreement whereby we became a distributor for the Xango product portfolio, which also includes 3Sixty5™, a vitamin and mineral supplement; Glimpse™, a line of skin care products; and Eleviv™, a new supplement that addresses metabolic issues for increased energy, mental acuity and emotional well-being. A month’s supply of the three Xango supplement products is sold for approximately $200 per person.

As a Xango distributor, we will retain a high percentage of proceeds from Xango products sold by all “distributors” (salespeople) recruited into its network. Distributors will be recruited by personal invitation and through our website. Distributors will be independent contractors, not employees, and they will not sell Viasalus. The company will retain 30 percent of proceeds from Xango products sales made by first line distributors we recruit; 15 percent of proceeds from Xango products sales made by second line distributors the first line distributors recruit; and five percent from sales from all other down line distributors. From the period from June 8, 2010 (inception) through February 29, 2012, we had $1,828 in revenues from our distributor agreement with Xango.

Agreement with Viasalus, LLC

On June 20, 2011, we entered into an agreement with Viasalus, LLC for the purchase of a Beta Glucan product named Viasalus. Pursuant to our agreement, Viasalus, LLC will provide us a sample shipment of 200 bottles of Viasalus at a price of $1.00 per bottle, plus shipping costs. Following this initial shipment, Viasalus will sell us 1,000 bottles of the Beta Glucan product at a price of $5.00 per bottle. Thereafter, all re-orders of the Beta Glucan products must consist of a minimum order of 1,000 bottles at a purchase price of $15 per bottle. Further, we have agreed to sell the Viasalus products at a minimum of $59.95 per bottle, plus shipping costs, to our potential customers. We have further agreed to create a website in order to advertise and sell the Viasalus product.

Upon thirty (30) days notice, either party may terminate the Viasalus agreement. In addition, Viasalus, LLC shall have the right of first refusal to buy back any unused inventory, provided that we elect not to continue to sell such products.

Limited Operating History

We have not previously demonstrated that we will be able to expand our business. We cannot guarantee that the expansion efforts described in this prospectus will be successful. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our renovation services offering.

If the proceeds of our private placement prove to be insufficient to generate additional profits, future financing may not be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue expanding our operations. Equity financing will result in a dilution to existing shareholders.

Our independent auditors have issued a going concern opinion that raises substantial doubt about our ability to continue as a going concern. As reflected in the financial statements in this prospectus, we are a development stage company with limited operations.  We had a net loss of ($142,814) since inception (June 8, 2010) through February 29, 2012.

Results of Operations

For the three months ended February 29, 2012 and February 28, 2011, the nine months ended February 29, 2012 and the period from June 8, 2010 to February 28, 2010.

Revenues

We had $46 and $473 revenues for the three months ended February 29, 2012 and February 28, 2011, respectively. We had $403 in revenue for the nine months ended February 29, 2012 and $892 in revenue for the period from June 8, 2010 to February 28, 2011.

Operating expenses

We incurred $41,170 and $103,577 in operating expenses, including professional fees and general administrative costs, during the three and nine month period ending February 29, 2012, respectively.  We incurred $11,273 in operating expenses, including professional fees and general administrative costs, during the three month period ending February 28, 2011 and $23,081 in operating expenses for the period from June 8, 2010 to February 28, 2011.

Net Loss

Our operations have resulted in a loss in the amount of $41,124 and $103,174 for the three and nine months ended February 29, 2012, respectively. Our operations have resulted in a loss in the amount of $10,800 for the three month period ending February 28,2011 and a loss of $22,189 for the period from June 8, 2010 to February 28, 2011.

Liquidity and Capital Resources

As of April 13, 2012 the Company has $56,159 in cash.

We raised cash to grow our business through a private placement that was completed on September 20, 2010. If we determine that we need more money to build our business, we will seek alternative sources, like a second private placement of securities or loans from our officers or others. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and are unable to raise it, we will either have to suspend or cease our expansion plans entirely. Other than as described in this registration statement, we have no other financing plans.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Going Concern

As reflected in the accompanying condensed unaudited financial statements, the Company is in the development stage with no operations, used cash in operations of $132,666 from inception and has a net loss since inception of $142,814. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital through shareholder loans and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its   principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of the nine months ended February 29, 2012, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal controls over financial reporting during the nine months ended February 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 1A.  Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

* Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.

Date: April 13, 2012	By:	/s/ Donna Cashwell
Donna Cashwell CEO and Director