Form 10-K
period 2012-05-31
Dynamic Nutra Enterprises Holdings, Inc.
filed 2012-08-29
CIK 1520512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2012

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________

Commission File No. 333-176587

DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.
(Name of small business issuer in its charter)

Nevada	27-3492854
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

3929 Browning Place Raleigh, NC	27609
(Address of principal executive offices)	(Zip Code)

(919) 637-9302
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

As of August 29, 2012, the registrant had 7,040,000 shares of its common stock outstanding.

Documents Incorporated by Reference: None.

FORWARD-LOOKING STATEMENTS

Certain information included in this Report or in other materials we have filed or will file with the SEC (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934. You can identify these statements by the fact that they do not relate to matters of strictly historical or factual nature and generally discuss or relate to estimates or other expectations regarding future events. They contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might,” “should” and other words or phrases of similar meaning in connection with any discussion of future operating or financial performance. Such statements may include, but are not limited to, information related to: anticipated operating results; consumer demand; financial resources and condition; changes in revenues; changes in profitability; changes in margins; changes in accounting treatment; cost of revenues; selling, general and administrative expenses; interest expense; growth and expansion; anticipated income or benefits to be realized from our investments in unconsolidated entities; the ability to produce the liquidity and capital necessary to expand and take advantage of opportunities; legal proceedings and claims.

From time to time, forward-looking statements also are included in other periodic reports on Forms 10-Q and 8-K, in press releases, in presentations, on our website and in other materials released to the public. Any or all of the forward-looking statements included in this Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. This can occur as a result of incorrect assumptions or as a consequence of known or unknown risks and uncertainties. Many factors mentioned in this Report or in other reports or public statements made by us, such as government regulation and the competitive environment, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from our forward-looking statements.

Forward-looking statements speak only as of the date they are made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS.

The Company

DNE will market a brewer’s yeast product called Beta Glucan™ that can successfully eliminate acne for a majority of people who use it as a dietary supplement. Beta 1, 3/1, 6-D glucans, the active component of Beta Glucan, is an immune system modulator that has been be used successfully for years to ward off disease in humans and livestock.

Brewer’s yeast used as a dietary supplement and feed additive has been shown to offer support to the human and animal immune system, significantly reducing susceptibility to illness and disease. In response to antidotal references to its acne-clearing properties, Merck scientists in 1989 conducted a double-blind trial using a simple brewer’s yeast, Saccharomyces, with 139 subjects. Results of this five-month test credited brewer’s yeast with eliminating acne in 80 percent of the trial subjects using the supplement.

Our products do not require U.S. Food and Drug Administration (“FDA”) approval since the FDA has no approval authority over dietary supplements that do not include new dietary ingredients, such as our products. However, the FDA does require the following disclaimer to be found on such products: “These statements have not been evaluated by the FDA. This product is not intended to diagnose, cure, treat or prevent any disease.” As such, we have included such a disclaimer on our products. The Federal Trade Commission (“FTC”) regulates advertising, including infomercials, for dietary supplements. The FTC provides guidance under its Enforcement Policy Statement on Food Advertising; however, the FTC does not approve advertising.  We have complied with the FTC provided guidance with respect to our products. However, if there are complaints raised by consumers or the FDA, the FTC is empowered to investigate such complaints.

We have entered into an agreement with Viasalus, LLC, a third party manufacturer, which will provide us with a biologically active, high-potency Beta Glucan offering an advantage over other companies producing brewer’s yeast products for the nutraceutical (dietary supplement) market.

Competition

We are a small and new entrant in the rapidly growing and crowded nutraceutical marketplace. Many large companies are marketing and selling supplements and nutraceuticals for the treatment of acne including Acne Treatments Online with Acnepril and Acneticin, General Nutrition Centers, with Acne Advance, and The Vitamin Shoppe, with Clearin and Silicea. Amazon.com also carries a large number of acne supplements. We also compete with companies that sell topical treatments for acne, such as Proactiv, and a number of consumer product companies with topical treatments based on benzoyl peroxide, such as Clearsil, and salicylic acid, such as Stridex.

We may find it hard to compete directly with these large retail brands and our marketing and sales efforts will be geared to build revenue with direct sales approaches.

Marketing and Sales

DNE plans to launch a new e-commerce web site and produce a series of online ads geared to begin generating sales of Beta Glucan. DNE has retained Paradigm, a firm that specializes in online and network marketing, to produce and test a series of ads before launching a full online advertising and marketing campaign to build sales. In that regard, we have retained the Paradigm in order to design our fully functioning website for the purposes of marketing and selling the Beta Glucan products. The marketing strategy is to promote the acne clearing benefits of Beta Glucan on the company’s web site and to drive traffic to that web site through ads placed on targeted web sites that reach a broad audience of prospective customers. The Company has conducted consumer tests on two websites for the Beta Glucan. The Company would like to have a live website by the end of 2012.

The target customer for Beta Glucan includes teens and their parents, and young adults who suffer from chronic acne.

The sales strategy is to offer the first month’s supply of Beta Glucan for the cost of shipping only. When ordering the first month’s supply, customers will be asked for a valid credit card and to opt-in for automated shipments at selected intervals. Customers can choose from shipment intervals of one, three and six months to ensure uninterrupted supply. They can cancel their subscription at any time and have two weeks from shipment of the first month’s supply to cancel before the first interval shipment is billed.

Suggested pricing for one month’s supply of Beta Glucan is $49.95. A three months’ supply will be priced at $125 and a six months’ supply is priced at $250. Beta Glucan is packaged in bottles of 90 capsules. Each capsule contains 10 mgs of beta 1,3/1, 6-D glucans.DNE plans to begin upselling other nutraceutical supplement products at the point of sale. Upselling — promoting complimentary products — has proven quite effective in increasing revenues when a customer is placing an order online or via telephone.

The company has identified a number of complementary nutraceutical products it can offer to customers who order Beta Glucan.

Product Line Extension through Xango™ Network

DNE plans to tap into the highly successful network marketing organization, Xango™, to extend its nutraceutical product offering for increased revenues. Xango was formed in 2002 to market and sell a mangosteen fruit-based supplement by the same name. On July 1, 2010, we signed a distributor agreement to sell Xango products and we will recruit additional distributors using personal invitation and invitation through our web site (the “Xango Agreement”).

Pursuant to Xango Agreement, we are now a distributor for the Xango and authorized to sell Xango products. The term of the Xango Agreement is for twelve months, commencing from July 1, 2010. Thereafter, we may elect to automatically renew the Xango Agreement for a subsequent twelve month period for a fee of $20. In that regard, on July 1, 2011 we renewed the Xango Agreement for a second twelve month term.  We may elect to terminate the Xango Agreement at any time, for any reason and without prior notice. Xango may terminate the Xango Agreement only upon our breach of the Xango Agreement.

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

As a Xango distributor, DNE will retain a high percentage of proceeds from Xango products sold by all “distributors” (salespeople) recruited into its network. Distributors will be recruited by personal invitation and through our website. Distributors will be independent contractors, not employees, and they will not sell Viasalus. The Company will retain 30 percent of proceeds from Xango products sales made by first line distributors we recruit; 15 percent of proceeds from Xango products sales made by second line distributors the first line distributors recruit; and five percent from sales from all other down line distributors. From the period from June 8, 2010 (inception) through November 30, 2011, we had $1,782 in revenues from our distributor agreement with Xango.

Agreement with Viasalus, LLC

On June 20, 2010, we entered into an agreement with Viasalus, LLC for the purchase of a Beta Glucan product named Viasalus. Pursuant to our agreement, Viasalus, LLC will provide us a sample shipment of 200 bottles of Viasalus at a price of $1.00 per bottle, plus shipping costs. Following this initial shipment, Viasalus will sell us 1,000 bottles of the Beta Glucan product at a price of $5.00 per bottle. Thereafter, all re-orders of the Beta Glucan products must consist of a minimum order of 1,000 bottles at a purchase price of $15 per bottle. Further, we have agreed to sell the Viasalus products at a minimum of $59.95 per bottle, plus shipping costs, to our potential customers. We have further agreed to create a website in order to advertise and sell the Viasalus product.

Upon thirty (30) days notice, either party may terminate the Viasalus agreement. In addition, Viasalus, LLC shall have the right of first refusal to buy back any unused inventory, provided that we elect not to continue to sell such products.

ITEM 1A. RISK FACTORS.

Not required for smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not required for smaller reporting companies.

ITEM 2. PROPERTIES.

Our principal executive office is located at 3929 Browning Place, Raleigh, NC 27609.

ITEM 3. LEGAL PROCEEDINGS.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There is presently no public market for our shares of common stock. We are applying for quoting of our common stock on the OTCBB concurrently with the filing of this registration statement of which this prospectus forms apart. However, we can provide no assurance that our shares of common stock will be quoted on the OTCBB or, if quoted, that a public market will materialize.

Holders of Capital Stock

As of the date of this report, there are 44 holders of our common stock.

Rule 144 Shares

As of the date of this report, the 2,040,000 shares of our Common Stock issued to the investors in the private placement that closed on September 20, 2010 are currently available for sale to the public in accordance with the volume and trading limitations of Rule 144.

Stock Option Grants

We do not have any stock option plans.

ITEM 6. SELECTED FINANCIAL DATA.

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

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

Our independent auditors have issued a going concern opinion that raises substantial doubt about our ability to continue as a going concern. As reflected in the financial statements in this prospectus, we are a development stage company with limited operations.  We had a net loss of $176,200 since inception (June 8, 2010) through May 31, 2012.

Results of Operations for the Year ended May 31, 2012 as Compared to the period from inception (June 8, 2010) through May 31, 2011

The following table presents the statement of operations for the year ended May 31, 2012 as compared to the year ended May 31, 2011. The discussion following the table is based on these results.

	For The Years Ended May 31,	Inception (June 8, 2010) through May 31,
	2012	2011

Revenue	$403	$1,425

Total operating expenses	136,963	41,065

Net Loss	$(136,560)	$(39,640)

Total Revenues

For the year ended May 31, 2012 we had revenues of $403 compared to $1,425 for the period from inception (June 8, 2010) through May 31, 2011. The company has had difficulty keeping the sales network intact over the last year. It is hoping that a renewed effort to attract new team members will kick off in the next quarter.

Operating Expenses

Operating expenses for the fiscal year ended May 31, 2012 were $136,963 compared to $41,065 for the period from inception (June 8, 2010) through May 31, 2011. Most of the prior year expenses were due to the cost of the self-underwritten IPO. Those costs are no longer reflected in the company financials. For the fiscal year ended May 31, 2012 we incurred professional fees totaling $55,744, consulting fees totaling $60,440, Officer Compensation totaling $0, Advertising Expenses of $2,470, expenses for In kind contribution of services of $6,760 and general and administrative expenses of $11,549. Cash on hand as of May 31, 2012 was $22,803.

Net Loss

Net loss was ($136,560) for the year ended May 31, 2012 compared to ($39,640) for the period from inception (June 8, 2010) through May 31, 2011.  The loss is greater than the previous year because we incurred costs associated with our self-underwritten IPO.

Capital Resources and Liquidity

We raised cash to grow our business through a private placement that was completed on September 20, 2010. If we determine that we need more money to build our business, we will seek alternative sources, like a second private placement of securities or loans from our officers or others. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and are unable to raise it, we will either have to suspend or cease our expansion plans entirely. Other than as described in this registration statement, we have no other financing plans. The company is making minimal revenues and will be attempting to either grow the revenue stream or possibly bring in additional capital.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

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

Loss Per Share

In accordance with the accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share” basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. As of May 31, 2012 and May 31, 2011 there are no common stock equivalents outstanding.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	BALANCE SHEETS AS OF MAY 31, 2012 AND AS OF MAY 31, 2011

PAGE	F-3	STATEMENTS OF OPERATIONS FOR THE YEAR ENDED MAY 31, 2012, FOR THE PERIOD FROM JUNE 8, 2010 (INCEPTION) TO MAY 31, 2011, AND FOR THE PERIOD FROM JUNE 8, 2010 (INCEPTION) TO MAY 31, 2012

PAGE	F-4	STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM JUNE 8, 2010 (INCEPTION) TO MAY 31, 2012

PAGE	F-5	STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED MAY 31, 2012 AND FOR THE PERIOD FROM JUNE 8, 2010 (INCEPTION) TO MAY 31, 2011, AND FOR THE PERIOD FROM JUNE 8, 2010 (INCEPTION) TO MAY 31, 2012

PAGES	F-6 - F-11	NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Dynamic Nutra Enterprises Holdings, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Dynamic Nutra Enterprises Holdings, Inc. (a development stage company) (the “Company”) as of May 31, 2012 and 2011, and the related statement of operations, changes in stockholders’ equity and cash flows for the year ending May 31, 2012, the period from June 8, 2010 (inception) to May 31, 2011, and the period from June 8, 2010 (inception) to May 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Dynamic Nutra Enterprises Holdings, Inc. (a development stage company) as of May 31, 2012 and 2011 and the results of its operations and its cash flows for the year ending May 31, 2012, the period from June 8, 2010 (inception) to May 31, 2011, and the period from June 8, 2010 (inception) to May 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 6 to the financial statements, the Company is in the development stage with limited operations, a net loss since inception of $176,200 and used $166,022 of cash in operations from inception. These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans concerning these matters are also described in Note 6.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WEBB & COMPANY, P.A.
WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
August 29, 2012

Dynamic Nutra Enterprises Holdings, Inc
(A Development Stage Company)
Balance Sheets

Assets

	May 31, 2012	May 31, 2011

Current Assets:
Cash	$22,803	$160,077
Accounts receivable	-	128
Total Current Assets	22,803	160,205

Property and equipment, net	1,881	2,480

Total Assets	$24,684	$162,685

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$1,799	$10,000
Total Current Liabilities	1,799	10,000

Commitments and Contingencies (See Note 4)	-	-

Stockholders' Equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized;
7,040,000 and 7,040,000 shares issued and outstanding, respectively	704	704
Additional paid-in capital	198,381	191,621
Deficit accumulated during the development stage	(176,200)	(39,640)
Total Stockholders' Equity	22,885	152,685
Total Liabilities and Stockholders' Equity	$24,684	$162,685

check	$-	$-

See accompanying notes to financial statements

Dynamic Nutra Enterprises Holdings, Inc
(A Development Stage Company)
Statements of Operations

	For the Year Ended	For the Period from June 8, 2010 (Inception) to	For the period from June 8, 2010 (Inception) to
	May 31, 2012	May 31, 2011	May 31, 2012

Revenues	$403	$1,425	$1,828

Operating Expenses
Consulting expense	60,440	25,000	85,440
Professional expense	55,744	6,000	61,744
Officers compensation	-	4,900	4,900
Advertising expense	2,470	3,700	6,170
In kind contribution of services	6,760	-	6,760
General and administrative	11,549	1,465	13,014
Total Operating Expenses	136,963	41,065	178,028

Loss from Operations	(136,560)	(39,640)	(176,200)

Net loss	$(136,560)	$(39,640)	$(176,200)

Net loss per share - basic and diluted	(0.02)	(0.01)	(0.03)

Weighted average number of shares outstanding
during the period - basic and diluted	7,040,000	6,041,254	6,546,843

See accompanying notes to financial statements

Dynamic Nutra Enterprises Holdings, Inc.
Statements of Changes in Stockholders' Equity
For the Period From June 8, 2010 (Inception) to May 31, 2012

	Preferred Stock $.001 Par Value		Common stock $0.0001 Par Value		Additional	Deficit accumulated during the	Total
	Number of Shares	Amount	Shares	Amount	Paid-in Capital	development stage	Stockholder's Equity

Balance June 8, 2010	-	-	-	$-	$-	$-	$-

Common Stock issued at par to Founder for cash and services	-	-	5,000,000	500	-	-	500

Common stock issued through private placement memorandum for cash ($0.10)	-	-	2,040,000	204	203,796	-	204,000

Blue Sky Fees	-	-	-	-	(12,175)	-	(12,175)

Net loss for the period from June 8, 2010 (inception) to May 31, 2011	-	-	-	-	-	(39,640)	(39,640)

Balance, May 31, 2011	-	-	7,040,000	704	191,621	(39,640)	152,685

In kind contribution of services	-	-	-	-	6,760	-	6,760

Net loss for the year ended May 31, 2012	-	-	-	-	-	(136,560)	(136,560)

Balalnce, May 31, 2012	-	$-	7,040,000	$704	198,381	$(176,200)	$22,885

See accompanying notes to financial statements

Dynamic Nutra Enterprises Holdings, Inc
(A Development Stage Company)
Statements of Cash Flows

	For the Year Ended	For the Period from June 8, 2010 (Inception) to	For the period from June 8, 2010 (Inception) to
	May 31, 2012	May 31, 2011	May 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(136,560)	$(39,640)	$(176,200)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization Expense	599	520	1,119
Stock issued for services - related party	-	400	500
In kind contribution of services	6,760	-	6,760
Changes in operating assets and liabilities:
(Increase) in accounts receivable	128	(128)	-
(Decrease)Increase in accounts payable	(8,201)	10,000	1,799
Net Cash Used In Operating Activities	(137,274)	(28,848)	(166,022)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property and equipment	-	(3,000)	(3,000)
Net Cash Provided By Investing Activities	-	(3,000)	(3,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	191,925	191,825
Net Cash Provided By Financing Activities	-	191,925	191,825

Net Decrease in Cash and Cash Equivalents	(137,274)	160,077	22,803

Cash and Cash Equivalents - Beginning of Period	160,077	-	-

Cash and Cash Equivalents - End of Period	$22,803	$160,077	$22,803

SUPPLEMENTARY CASH FLOW INFORMATION:

Cash Paid During the Period for:
Taxes	$-	$-	$-
Interest	$-	$-	$-

See accompanying notes to financial statements

DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MAY 31, 2012

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

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

(B) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period.  Actual results could differ from those estimates. Significant estimates include estimated lives of depreciable assets and valuation of deferred tax assets.

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At May 31, 2012, the Company had no cash equivalents.

(D) Website Development Costs

The Company has adopted the provisions of FASB Accounting Standards Codification No. 350 Intangible-Goodwills and Other. Costs incurred in the planning stage of a website are expensed, while costs incurred in the development stage are capitalized and amortized over the estimated five year life of the asset. During the period ended May 31, 2011, the Company incurred $3,000 in website development costs.

There was no impairment losses recorded as of May 31, 2012.

DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MAY 31, 2012

(E) Loss Per Share

In accordance with the accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share” basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period.  Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. There are no common stock equivalents outstanding and therefore a separate computation of diluted loss per share is not presented.

(F) Advertising Expense

Advertising and marketing costs are expensed as incurred. Advertising and marketing expense was $2,470, $3,700 and $6,170 for the year ended May 31, 2012, the period from June 8, 2010 (inception) to May 31, 2011 and the period from the June 8, 2010 (inception) to May 31, 2012, respectively.

 (G) Income Taxes

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

As of May 31, 2012 and 2011, the Company has a net operating loss carryforward of $169,040 and $39,240, respectively, available to offset future taxable income through May 31, 2032.  The valuation allowance at May 31, 2012 was $57,474 and at May 31, 2011 was $13,342.  The net change in the valuation allowance for the year ended May 31, 2012 was an increase of $44,132. The Company’s income tax returns for years 2012 and 2011 are currently open, by statute, for review by authorities.

The net deferred tax liability in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:

The Company's income tax expense differed from the statutory rates (federal 34% and state 0.00%) as follows:

DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MAY 31, 2012

	May 31, 2012	May 31, 2011
Statutory rate applied to earnings before income taxes:	$(46,430)	$(13,478)
Increase (decrease) in income taxes resulting from:
State income taxes		-
Change in deferred tax asset valuation allowance	44,132	13,342
Non-deductible expenses	2,298	136
Income Tax Expense	$-	$-

	May 31, 2012	May 31, 2011
Deferred tax liability:	$-	$-
Deferred tax asset
Net Operating Loss Carryforward	57,474	13,342
Valuation allowance	(57,474)	(13,342)
Net deferred tax asset	-	-
Net deferred tax liability	$-	$-

The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to utilize all of the net operating loss carryforwards before they will expire through the year 2032.

The components of income tax expense related to continuing operations are as follows:

	May 31, 2012		May 31, 2011
Federal and State	$		$
Current		-		-
Deferred		-		-
		$-		$-

(H) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(I) Revenue Recognition

The Company will recognize revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. The Company recognizes revenue from commissions earned upon the purchase of nutraceutical products by its network members monthly as commissions are earned. The rate of commissions earned is based on the total monthly sales volume and ranges between 5-10% of net sales.

DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MAY 31, 2012

The Company will recognize revenue from the sale of Beta Glucan net of any sales discounts and incentives at the time the price is fixed and determinable, the products are shipped and the collections are reasonably assured.  The Company will recognize any promotional products, samples or incentives as cost of goods sold following the guidance of ASC 605-50-25. The Company will include shipping revenue in gross sales and includes the cost of shipping in cost of goods sold.

(J) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. The Company had no cash in excess of FDIC insurance limits at May 31, 2012.

At May 31, 2011, the Company had a sales and accounts receivable concentration of 100% with one customer. During 2012, 100% of sales were from one customer. If the Company were to lose this one customer, it would result in a material loss.

(K) Fair Value of Financial Instruments

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

The guidance also establishes a fair value hierarchy for measurements of fair value as follows:

●
Level 1 - inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

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

DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MAY 31, 2012

●	Level 3 – unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

At May 31, 2012, the Company has no instruments that require additional disclosure.

(L) Recent Accounting Pronouncements

In December 2011, FASB issued Accounting Standards Update 2011-11, Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such; we do not expect that the adoption of this standard will have a material impact on our results of operations, cash flows or financial condition.

NOTE 2   WEBSITE DEVELOPMENT COSTS

	May 31, 2012	May 31, 2011
Website development costs	$3,000	$3,000
Accumulated amortization	(1,119)	(520)
Total	$1,881	$2,480

Amortization expense was $599, $520, $1,119 for the year ended May 31, 2012, the period from June 8, 2010 (inception) to May 31, 2011, and the period from June 8, 2010 (inception) to May 31, 2012, respectively.

NOTE 3   STOCKHOLDERS’ EQUITY

(A) Preferred Stock

The Company’s Articles of Incorporation authorize 10,000,000 shares of preferred stock with a par value of $.0001 with rights and preferences to be determined by the Board of Directors.

(B) Common Stock Issued for Cash and Services

For the period ended May 31, 2011, the Company issued 2,040,000 shares of common stock for $204,000 ($0.10/share) and paid direct offering cost of $12,175.  The Company also issued 5,000,000 shares of common stock to its founder for $100 in cash and services with a fair value of $400 ($0.0001 per share) (See Note 5).

DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MAY 31, 2012

(C) In Kind Contribution of Services

For the year ended May 31, 2012, the Officers of the Company contributed services having a fair value of $6,760 (See Note 5).

NOTE 4             COMMITMENTS AND CONTINGENCIES

On January 1, 2011, the Company entered into a consulting agreement to receive administrative and other miscellaneous services.  The Company is required to pay $5,000 a month.  The agreement is to remain in effect unless either party desires to cancel the agreement. The Company paid $60,000 and $25,000 for services for the years ended May 31, 2012 and 2011, respectively.

On July 15, 2010, the Company entered into a $10,000 consulting agreement for services to further the business.  These services include, but are not limited to the following: identify individuals and groups that may have an interest in learning more about the product offerings and invite these individuals and groups to listen to a presentation and assist the team with follow up.  This agreement is to remain in effect unless either party desires to cancel the agreement. No services were rendered as of May 31, 2012.

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

NOTE 5             RELATED PARTY TRANSACTIONS

For the year ended May 31, 2012, the Officers of the Company contributed services having a fair value of $6,760 (See Note 3(C)).

For the period ended May 31, 2011, the Company issued 2,040,000 shares of common stock for $204,000 ($0.10/share) and paid direct offering cost of $12,175.  The Company also issued 5,000,000 shares of common stock to its founder for $100 in cash and services with a fair value of $400 ($0.0001 per share) (See Note 3(B)).

The Company paid $4,500 to the Officers of the Company as compensation expense during 2011.

NOTE 6             GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with limited operations, used cash in operations of $166,022 from inception and has a net loss since inception of $176,200. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Webb & Company, P.A. Independent Registered Public Accounting Firm. We do not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s President, Chief Financial Officer, Secretary, Treasurer and Director, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2012.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our President have determined and concluded that, as of May 31, 2012, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this annual report for the fiscal year ended May 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name and age of officers and directors as of May 31, 2012. Our executive officers are elected annually by our Board of Directors. Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

Name	Age	Position
Donna Cashwell	41	President, Chief Executive Officer and Director
Laura Gignac	54	Vice President and Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Donna Cashwell, Chief Executive Officer

Ms. Cashwell brings 10 years of nutrition and wellness industry experience to her role with DNE. Cashwell has worked for Cigna Insurance Company, Dorothea Dix Hospital, First Citizens Bancorp as well as a number of consulting firms focusing on wellness and nutrition programs.  Since 2003, Ms. Cashell has worked as a Senior Client Manager for the Sorin Group. Ms. Cashwell graduated from Elon College in 1991 with a degree in Political Science.

Laura Gignac, Vice President

Ms. Gignac has worked for various web information companies during her career and currently operates an information technology consulting business.  From 2009 until the present, Ms. Gignac has worked for Gage-Martin as an interior designer. In addition, from 2003 through 2008, Ms. Gignac was a self-employed independent IT contractor. Prior to that period, Ms. Gignac was a group leader from 1993 to 2002 for Geac, Inc., and handled client’s IT programming functions. In 178, Ms. Gignac graduated from Trenton State College, and received a degree in Art. In addition, Ms. Gignac has received Architecture and Interior Design designations.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Director Independence and Committees

We have no independent directors nor have we formed any nominating, audit or compensation committees.

Employment Agreements

We currently do not have any employment agreements.

Family Relationships

There are no family relationships between our directors and executive officers.

Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;
●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;
●	been found by a court of competent jurisdiction in a civil action or by the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Compliance With Section 16(A) Of The Exchange Act

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, the Company has an effective Registration Statemnt on Form S-1and is not required to comply with Section 16(c) of the Exchange Act.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, because of the small number of persons involved in the management of the Company.

Board Committees

Our Board of Directors has no separate committees and our Board of Directors acts as the audit committee and the compensation committee.  We do not have an audit committee financial expert serving on our Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION.

We have no employment agreements with our executives as of May 31, 2012. The Company paid $4,900 to our executives during the year ended May 31, 2011.

There are no other stock option plans, retirement, pension or profit sharing plans for the benefits of our officers and directors other than as described herein.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the period ended May 31, 2012 and from June 8, 2010 (inception) through May 31, 2012 and 2011.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Donna Cashwell, President, Chief Executive Officer and Director	2012	$0	$0	$0		$0	$0	$0	$0	$0
Donna Cashwell, President, Chief Executive Officer and Director	2011	$3,500	$0	$400	(1)	$0	$0	$0	$0	$3,900
Laura Gignac, Vice President and Director	2012	$0	$0	$0		$0	$0	$0	$0	$0
Laura Gignac, Vice President and Director	2011	$1,000	$0	$0		$0	$0	$0	$0	$1,000

(1)
On June 21, 2010, the Company issued 5,000,000 shares of common stock to its founders having a fair value of $500 ($0.0001/share) in exchange for cash of $100 and services with a fair value of $400 (See Note 3 (B) to the Company’s financial statements).

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officers named in the above Summary Compensation Table for the fiscal year ended May 31, 2012.

Aggregated Option Exercises and Fiscal Year-End Option Value. There were no stock options exercised during the fiscal year ended May 31, 2012 by the executive officers named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards. There were no awards made to named executive officers in the last completed fiscal year under any LTIP.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

Currently, we do not have any employment agreements in place with any executive officers or employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of August 29, 2012 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

Name	Number of Shares Beneficially Owned	Percent of Class (1)
Donna Cashwell	5,000,000	71%

Laura Gignac	0	0%

All Executive Officers and Directors as a group (2 people)	5,000,000	71%

(1) Based on 7,040,000 shares of common stock outstanding as of August 29, 2012.

TRANSACTIONS WITH RELATED PERSONS, PROMOTERS AND CERTAIN CONTROL PERSONS

For the year ended May 31, 2012, the Officers of the Company contributed services having a fair value of $6,760 (See Note 3(C) to the Company’s financial statements).

On June 21, 2010, the Company issued 5,000,000 shares of common stock to its founders having a fair value of $500 ($0.0001/share) in exchange for cash of $100 and services with a fair value of $400 (See Note 3(B) to the Company’s financial statements).

The Company paid $0 and $4,500 to the officers of the Company for services for the year ended May 31, 2012 and 2011, respectively.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence

We do not have any independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination.  NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the company;
●	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);
●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;
●	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);
●	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or
●	the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

We do not currently have a separately designated audit, nominating or compensation committee.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

For the Company’s fiscal years ended May 31, 2012 and May 31, 2011, we were billed approximately $18,028 and $6,147 respectively, for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

The Company did not incur any audit related fees, other than the fees discussed in Audit Fees, above, for services related to our audit for the fiscal years ended May 31, 2012 and May 31, 2011.

Tax Fees

For the Company’s fiscal years ended May 31, 2012 and May 31, 2011, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other  fees, other than the fees discussed in Audit Fees, above, for services related to our audit for the fiscal years ended May 31, 2012 and May 31, 2011.

Pre-Approval of Services

We do not have an audit committee. As a result, our Board of Directors performs the duties of an audit committee. Our Board of Directors evaluates and approves in advance the scope and cost of the engagement of an auditor before the auditor renders the audit and non-audit services. We do not rely on pre-approval policies and procedures.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this report:

Financial Statements:

The balance sheets of the Company as of May 31, 2011 and May 31, 2012, the related condensed statements of operations, changes in stockholders’ equity and cash flows for the years then ended, the footnotes thereto, and the report of Webb & Company, P.A., independent auditors, are filed herewith.

Exhibits:

Exhibit No.	Description
3.1 (1)	Articles of Incorporation
3.2 (1)	Bylaws

31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Schema
101.CAL **	XBRL Taxonomy Calculation Linkbase
101.DEF **	XBRL Taxonomy Definition Linkbase
101.LAB **	XBRL Taxonomy Label Linkbase
101.PRE **	XBRL Taxonomy Presentation Linkbase

(1) Previously filed as an Exhibit to Form S-1 filed on August 31, 2011
*In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.
** Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 29, 2012
Dynamic Nutra Enterprises Holdings, Inc.

/s/ Donna Cashwell
Name: Donna Cashwell Chief Executive Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Donna Cashwell	Chief Executive Officer and Director	August 29, 2012
Donna Cashwell	(Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

/s/ Laura Gignac	Director	August 29, 2012
Laura Gignac