Form 10-Q
period 2012-08-31
Dynamic Nutra Enterprises Holdings, Inc.
filed 2012-10-12
CIK 1520512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

or

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

As of October 12, 2012, there were 7,040,000 shares of Common Stock, par value $0.0001 per share, outstanding.

DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q
August 31, 2012

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONTENTS

PAGE	F-1	CONDENSED BALANCE SHEETS AS OF AUGUST 31, 2012 (UNAUDITED) AND AS OF MAY 31, 2012

PAGE	F-2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2012 AND 2011, AND FOR THE PERIOD FROM JUNE 8, 2010 (INCEPTION) TO AUGUST 31, 2012 (UNAUDITED)

PAGE	F-3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE PERIOD FROM JUNE 8, 2010 (INCEPTION) TO AUGUST 31, 2012 (UNAUDITED)

PAGE	F-4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED AUGUST 31, 2012 AND 2011 , AND FOR THE PERIOD FROM JUNE 8, 2010 (INCEPTION) TO AUGUST 31, 2012 (UNAUDITED)

PAGES	F-5 - F-10	NOTES CONDENSED TO FINANCIAL STATEMENTS (UNAUDITED)

Dynamic Nutra Enterprises Holdings, Inc.
(A Development Stage Company)
Condensed Balance Sheets

Assets

	August 31, 2012	May 31, 2012
	(Unaudited)

Current Assets:
Cash	$5,323	$22,803
Total Current Assets	5,323	22,803

Property and equipment, net	1,729	1,881

Total Assets	$7,052	$24,684

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
Accounts payable	$22,539	$1,799
Total Current Liabilities	22,539	1,799

Commitments and Contingencies (See Note 4)

Stockholders' Equity (Deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized;
7,040,000 and 7,040,000 shares issued and outstanding, respectively	704	704
Additional paid-in capital	200,071	198,381
Deficit accumulated during the development stage	(216,262)	(176,200)
Total Stockholders' Equity (Deficit)	(15,487)	22,885
Total Liabilities and Stockholders' Equity (Deficit)	$7,052	$24,684

See accompanying notes to condensed unaudited financial statements

Dynamic Nutra Enterprises Holdings, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended August 31, 2012	For the Three Months Ended August 31, 2011	For the period from June 8, 2010 (Inception) to August 31, 2012

Revenues	$-	$236	$1,828

Operating Expenses
Consulting expense	15,000	15,000	100,440
Professional expense	12,213	23,700	73,957
Officers compensation	-	-	4,900
Advertising expense	-	-	6,170
In kind contribution of services	1,690	-	8,450
General and administrative	11,159	2,142	24,173
Total Operating Expenses	40,062	40,842	218,090

Loss from Operations	(40,062)	(40,606)	(216,262)

Provision for Income Taxes	-	-	-

NET LOSS	$(40,062)	$(40,606)	$(216,262)

Net loss Per Share - basic and diluted	$(0.01)	$(0.01)	$(0.03)

Weighted average number of shares outstanding
during the period - basic and diluted	7,040,000	7,040,000	6,602,512

See accompanying notes to condensed unaudited financial statements

Dynamic Nutra Enterprises Holdings, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Equity (Deficit)
For the Period From June 8, 2010 (Inception) to August 31, 2012
(Unaudited)

						Deficit
	Preferred Stock $.0001 Par Value		Common stock $0.0001 Par Value		Additional	accumulated during the	Total
					Paid-in	development	Stockholder's
	Shares	Amount	Shares	Amount	Capital	stage	Equity (Deficit)

Balance June 8, 2010	-	$-	-	$-	$-	$-	$-

Common Stock issued at par to Founder for cash and services	-	-	5,000,000	500	-	-	500

Common stock issued through private placement memorandum for cash ($0.10)	-	-	2,040,000	204	203,796	-	204,000

Blue Sky Fees	-	-	-	-	(12,175)	-	(12,175)

Net loss for the period from June 8, 2010 (inception) to May 31, 2011	-	-	-	-	-	(39,640)	(39,640)

Balance, May 31, 2011	-	-	7,040,000	704	191,621	(39,640)	152,685

In kind contribution of services	-	-	-	-	6,760	-	6,760

Net loss for the year ended May 31, 2012	-	-	-	-	-	(136,560)	(136,560)

Balalnce, May 31, 2012	-	-	7,040,000	704	198,381	(176,200)	22,885

In kind contribution of services	-	-	-	-	1,690	-	1,690

Net loss for the three months ended August 31, 2012	-	-	-	-	-	(40,062)	(40,062)

Balalnce, August 31, 2012	-	$-	7,040,000	$704	$200,071	$(216,262)	$(15,487)

See accompanying notes to condensed unaudited financial statements

Dynamic Nutra Enterprises Holdings, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended August 31, 2012	For the Three Months Ended August 31, 2011	For the period from June 8, 2010 (Inception) to August 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(40,062)	$(40,606)	$(216,262)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation Expense	152	150	1,271
Stock issued for services - related party	-	-	500
In-kind contribution of services	1,690	-	8,450
Changes in operating assets and liabilities:
(Increase) in accounts receivable	-	65	-
(Decrease)Increase in accounts payable	20,740	6,518	22,539
Net Cash Used In Operating Activities	(17,480)	(33,873)	(183,502)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property and equipment	-	-	(3,000)
Net Cash Used In Investing Activities	-	-	(3,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	191,825
Net Cash Provided By Financing Activities	-	-	191,825

Net Increase (Decrease) in Cash and Cash Equivalents	(17,480)	(33,873)	5,323

Cash and Cash Equivalents - Beginning of Period	22,803	160,077	-

Cash and Cash Equivalents - End of Period	$5,323	$126,204	$5,323

SUPPLEMENTARY CASH FLOW INFORMATION:

Cash Paid During the Period for:
Taxes	$-	$-	$-
Interest	$-	$-	$-

See accompanying notes to condensed unaudited financial statements

DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
AS OF AUGUST 31, 2012
(UNAUDITED)

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At August 31, 2012 and May 31, 2012, the Company had no cash equivalents.

DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF AUGUST 31, 2012
(UNAUDITED)

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

There was no impairment loss recorded as of August 31, 2012.

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

(F) Advertising Expense

Advertising and marketing costs are expensed as incurred. Advertising and marketing expense was $0, $0, $6,170 for the three months ended August 31, 2012 and 2011,  and the period from June 8, 2010 (inception) to August 31, 2012, respectively.

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
AS OF AUGUST 31, 2012
(UNAUDITED)

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

(J) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. The Company had no cash in excess of FDIC insurance limits at August 31, 2012.

At August 31, 2011, the Company had a sales concentration of 100% with one customer. From inception, 100% of sales were from one customer. If the Company were to lose this one customer, it would result in a material loss.

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF AUGUST 31, 2012
(UNAUDITED)

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

At August 31, 2012, the Company has no instruments that require additional disclosure.

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

NOTE 2	WEBSITE DEVELOPMENT COSTS

	August 31, 2012	May 31, 2012
Website development costs	$3,000	$3,000
Accumulated amortization	(1,271)	(1,119)
Total	$1,729	$1,881

Amortization expense was $152, $150, $1,271 for the three months ended August 31, 2012 and 2011, and the period from June 8, 2010 (inception) to August 31, 2012, respectively.

NOTE 3	STOCKHOLDERS’ EQUITY

(A) Preferred Stock

The Company’s Articles of Incorporation authorize 10,000,000 shares of preferred stock with a par value of $.0001 with rights and preferences to be determined by the Board of Directors.

DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF AUGUST 31, 2012
(UNAUDITED)

(B) Common Stock Issued for Cash and Services

For the period ended May 31, 2011, the Company issued 2,040,000 shares of common stock for $204,000 ($0.10/share) and paid direct offering cost of $12,175.  The Company also issued 5,000,000 shares of common stock to its founder for $100 in cash and services with a fair value of $400 ($0.0001 per share) (See Note 5).

(C) In Kind Contribution of Services

For the three months ended August 31, 2012, the Officers of the Company contributed services having a fair value of $1,690 (See Note 5).

For the year ended May 31, 2012, the Officers of the Company contributed services having a fair value of $6,760 (See Note 5).

NOTE 4	COMMITMENTS AND CONTINGENCIES

On January 1, 2011, the Company entered into a consulting agreement to receive administrative and other miscellaneous services.  The Company is required to pay $5,000 a month.  The agreement is to remain in effect unless either party desires to cancel the agreement. The Company paid $15,000 and $15,000 for services for the three months ended August 31, 2012 and 2011, respectively.

On July 15, 2010, the Company entered into a $10,000 consulting agreement for services to further the business.  These services include, but are not limited to the following: identify individuals and groups that may have an interest in learning more about the product offerings and invite these individuals and groups to listen to a presentation and assist the team with follow up.  This agreement is to remain in effect unless either party desires to cancel the agreement. No services were rendered as of August 31, 2012.

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

For the three months ended May 31, 2012, the Officers of the Company contributed services having a fair value of $1,690 (See Note 3(C)).

DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF AUGUST 31, 2012
(UNAUDITED)

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

As reflected in the accompanying condensed unaudited financial statements, the Company is in the development stage with limited operations, used cash in operations of $183,502 from inception and has a net loss since inception of $216,262. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

As a Xango distributor, we will retain a high percentage of proceeds from Xango products sold by all “distributors” (salespeople) recruited into its network. Distributors will be recruited by personal invitation and through our website. Distributors will be independent contractors, not employees, and they will not sell Viasalus. The company will retain 30 percent of proceeds from Xango products sales made by first line distributors we recruit; 15 percent of proceeds from Xango products sales made by second line distributors the first line distributors recruit; and five percent from sales from all other down line distributors. From the period from June 8, 2010 (inception) through August 31, 2012, we had $1,828 in revenues from our distributor agreement with Xango.

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

Our independent auditors have issued a going concern opinion that raises substantial doubt about our ability to continue as a going concern. As reflected in the financial statements in this prospectus, we are a development stage company with limited operations.  We had a net loss of $216,262 since inception (June 8, 2010) through August 31, 2012.

Results of Operations

For the three August 31, 2012 and 2011

The following table presents the statement of operations for three months ended August 31, 2012 as compared to the three months ended August 31, 2011. The discussion following the table is based on these results.

	For The Three Months Ended August 31,	For The Three Months Ended August 31,
	2012	2011

Revenue	$-	$236

Total Operating Expenses	40,062	40,842

Net Loss	$(40,062)	$(40,606)

Revenues

We had $0 and $236 revenues for the three months ended August 31, 2012 and 2011.

Operating expenses

We incurred $40,062 in operating expenses, including professional fees and general administrative costs, during the three months ended August 31, 2012.  We incurred $40,842 in operating expenses, including professional fees and general administrative costs, during the three months ended August 31, 2011.

Net Loss

Our operating results have recognized a loss in the amount of $40,062 for the three months ended August 31, 2012. Our operating results have recognized a loss in the amount of $40,606 for the three months ended August 31, 2011.

Liquidity and Capital Resources

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

Going Concern

As reflected in the accompanying condensed unaudited financial statements, the Company is in the development stage with no operations, used cash in operations of $183,502 from inception and has a net loss since inception of $216,262. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital through shareholder loans and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not required for smaller reporting companies.

Item 4.  Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its   principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of the three months ended August 31, 2012, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal controls over financial reporting during three months ended August 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

Not required for smaller reporting companies.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

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

Date: October 12, 2012
Dynamic Nutra Enterprises Holdings, Inc.

/s/ Donna Cashwell
Name: Donna Cashwell Chief Executive Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)