Form 10-Q
period 2012-11-30
Dynamic Nutra Enterprises Holdings, Inc.
filed 2013-01-14
CIK 1520512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

or

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

As of January 14, 2013, there were 7,040,000 shares of Common Stock, par value $0.0001 per share, outstanding.

DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q
November 30, 2012

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	2	CONDENSED BALANCE SHEETS AS OF NOVEMBER 30, 2012 (UNAUDITED) AND AS OF NOVEMBER 30, 2012

PAGE	3	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2012 AND 2011, AND FOR THE PERIOD FROM JUNE 8, 2010 (INCEPTION) TO NOVEMBER 30, 2012 (UNAUDITED)

PAGE	4	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) FOR THE PERIOD FROM JUNE 8, 2010 (INCEPTION) TO NOVEMBER 30, 2012 (UNAUDITED)

PAGE	5	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED NOVEMBER 30, 2012 AND 2011 , AND FOR THE PERIOD FROM JUNE 8, 2010 (INCEPTION) TO NOVEMBER 30, 2012 (UNAUDITED)

PAGES	6 - 12	NOTES CONDENSED TO FINANCIAL STATEMENTS (UNAUDITED)

Dynamic Nutra Enterprises Holdings, Inc
(A Development Stage Company)
Condensed Balance Sheets

	November 30, 2012	May 31, 2012
	(Unaudited)
Assets
Current Assets:
Cash	$1,096	$22,803
Total Current Assets	1,096	22,803

Property and equipment, net	-	1,881

Total Assets	$1,096	$24,684

Liabilities and Stockholders' Equity (Deficiency)

Current Liabilities:
Accounts payable	$35,245	$1,799
Total Current Liabilities	35,245	1,799

Commitments and Contingencies (See Note 4)

Stockholders' Equity (Deficiency):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized;
7,040,000 and 7,040,000 shares issued and outstanding, respectively	704	704
Additional paid-in capital	201,761	198,381
Deficit accumulated during the development stage	(236,614)	(176,200)
Total Stockholders' Equity (Deficiency)	(34,149)	22,885
Total Liabilities and Stockholders' Equity (Deficiency)	$1,096	$24,684

See accompanying notes to condensed unaudited financial statements

Dynamic Nutra Enterprises Holdings, Inc
(A Development Stage Company)
 Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended		For the period from June 8, 2010 (Inception) to
	November 30, 2012	November 30, 2011	November 30, 2012	November 30, 2011	November 30, 2012

Revenues	$-	$120	$-	$357	$1,828

Operating Expenses
Consulting expense	15,000	15,000	30,000	30,000	115,440
Professional expense	4,468	4,446	16,681	28,146	78,425
Officers compensation	-	-	-	-	4,900
Advertising expense	-	-	-	-	6,170
In kind contribution of services	1,690		3,380	-	10,140
General and administrative	(2,386)	2,121	8,773	4,263	21,787
Impairment loss from website development	1,580	-	1,580	-	1,580
Total Operating Expenses	20,352	21,567	60,414	62,409	238,442

Loss from Operations	(20,352)	(21,447)	(60,414)	(62,052)	(236,614)

Net loss	$(20,352)	$(21,447)	$(60,414)	$(62,052)	$(236,614)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)	$(0.04)

Weighted average number of shares outstanding
during the period - basic and diluted	7,040,000	7,040,000	7,040,000	7,040,000	6,646,454

See accompanying notes to condensed unaudited financial statements

Dynamic Nutra Enterprises Holdings, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Equity (Deficiency)
For the Period From June 8, 2010 (Inception) to November 30, 2012
(Unaudited)

	Preferred Stock		Common stock
	$.001 Par Value		$0.0001 Par Value		Additional	Deficit accumulated	Total
	Number of				Paid-in	during the	Stockholder's
	Shares	Amount	Shares	Amount	Capital	development stage	Equity (Deficiency)

Balance June 8, 2010	-	-	-	$-	$-	$-	$-

Common Stock issued at par to Founder for cash and services	-	-	5,000,000	500	-	-	500

Common stock issued through private placement memorandum for cash ($0.10)	-	-	2,040,000	204	203,796	-	204,000

Blue Sky Fees	-	-	-	-	(12,175)	-	(12,175)

Net loss for the period from June 8, 2010 (inception) to May 31, 2011	-	-	-	-	-	(39,640)	(39,640)

Balance, May 31, 2011	-	-	7,040,000	704	191,621	(39,640)	152,685

In kind contribution of services	-	-	-	-	6,760	-	6,760

Net loss for the year ended May 31, 2012	-	-	-	-	-	(136,560)	(136,560)

Balalnce, May 31, 2012	-	-	7,040,000	704	198,381	(176,200)	22,885

In kind contribution of services	-	-	-	-	3,380	-	3,380

Net loss for the six months ended November 30, 2012	-	-	-	-	-	(60,414)	(60,414)

Balalnce, November 30, 2012	-	$-	7,040,000	$704	$201,761	$(236,614)	$(34,149)

See accompanying notes to condensed unaudited financial statements

Dynamic Nutra Enterprises Holdings, Inc
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			For the period from June 8, 2010
	For the Six Months Ended November 30, 2012	For the Six Months Ended November 30, 2011	(Inception) to November 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(60,414)	$(62,052)	$(236,614)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization Expense	301	299	1,420
Stock issued for services - related party	-	-	500
In kind contribution of services	3,380	-	10,140
Impairment loss on website development	1,580	-	1,580
Changes in operating assets and liabilities:
(Increase) in accounts receivable	-	128	-
(Decrease)Increase in accounts payable	33,446	(7,106)	35,245
Net Cash Used In Operating Activities	(21,707)	(68,731)	(187,729)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property and equipment	-	-	(3,000)
Net Cash Provided By Investing Activities	-	-	(3,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	191,825
Net Cash Provided By Financing Activities	-	-	191,825

Net Increase (Decrease) in Cash and Cash Equivalents	(21,707)	(68,731)	1,096

Cash and Cash Equivalents - Beginning of Period	22,803	160,077	-

Cash and Cash Equivalents - End of Period	$1,096	$91,346	$1,096

SUPPLEMENTARY CASH FLOW INFORMATION:

Cash Paid During the Period for:
Taxes	$-	$-	$-
Interest	$-	$-	$-

See accompanying notes to condensed unaudited financial statements

DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF NOVEMBER 30, 2012

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At November 30, 2012 and May 31, 2012, the Company had no cash equivalents.

DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF NOVEMBER 30, 2012
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

During the quarter ended November 30, 2012, the Company determined that the website was fully impaired and recognized an impairment of $1,580.

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

(F) Advertising Expense

Advertising and marketing costs are expensed as incurred. Advertising and marketing expense was $0, $0, $6,170 for the six months ended November 30, 2012 and 2011,  and the period from June 8, 2010 (inception) to November 30, 2012, respectively.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF NOVEMBER 30, 2012
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

(J) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. The Company had no cash in excess of FDIC insurance limits at November 30, 2012.

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF NOVEMBER 30, 2012
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

At November 30, 2012, the Company has no instruments that require additional disclosure.

(L) Recent Accounting Pronouncements

In December 2011, FASB issued Accounting Standards Update 2011-11, Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such, we do not expect that the adoption of this standard will have a material impact on our results of operations, cash flows or financial condition.

In July 2012, FASB issued Accounting Standards Update 2012-01, Balance Sheet – Subtopic 954-430, Health Care Entities—Deferred Revenue, requires that a continuing care retirement community recognize a deferral of revenue when a contract between a continuing care retirement community and a resident stipulates that (1) a portion of the advanced fee is refundable if the contract holder’s unit is reoccupied by a subsequent resident, (2) the refund is limited to the proceeds of reoccupancy, and (3) the legal environment and the entity’s management policy and practice support the withholding of refunds under condition (2). Questions have arisen in practice about cases where the refund depends on reoccupancy. The objective of this Update is to clarify the reporting for refundable advance fees received by continuing care retirement communities. The amendments in this update are effective for fiscal periods beginning after December 15, 2013. Early adoption is permitted. The amendments in this Update should be applied retrospectively by recording a cumulative-effect adjustment to opening retained earnings (or unrestricted net assets) as of the beginning of the earliest period presented.

In July 2012, FASB issued Accounting Standards Update 2012-02, Balance Sheet- Intangibles- Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment is an Amendment to FASB Accounting Standards Update 2011-08.  The objective of the amendments in this Update is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF NOVEMBER 30, 2012
(UNAUDITED)

NOTE 2	WEBSITE DEVELOPMENT COSTS

	November 30, 2012	May 31, 2012
Website development costs	$-	$3,000
Accumulated amortization	-	(1,119)
Total	$-	$1,881

Amortization expense was $301, $299, $1,420 for the six months ended November 30, 2012 and 2011, and the period from June 8, 2010 (inception) to November 30, 2012, respectively.

During the quarter ended November 30, 2012, the Company determined that the website was fully impaired and recognized an impairment of $1,580.

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

DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF NOVEMBER 30, 2012
(UNAUDITED)

(C) In Kind Contribution of Services

For the six months ended November 30, 2012, the Officers of the Company contributed services having a fair value of $3,380 (See Note 5).

For the year ended May 31, 2012, the Officers of the Company contributed services having a fair value of $6,760 (See Note 5).

NOTE 4	COMMITMENTS AND CONTINGENCIES

On January 1, 2011, the Company entered into a consulting agreement to receive administrative and other miscellaneous services.  The Company is required to pay $5,000 a month.  The agreement is to remain in effect unless either party desires to cancel the agreement. The Company paid $17,500 and $30,000 for services for the six months ended November 30, 2012 and 2011, respectively.

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

For the six months ended November 30, 2012, the Officers of the Company contributed services having a fair value of $3,380 (See Note 3(C)).

For the year ended May 31, 2012, the Officers of the Company contributed services having a fair value of $6,760 (See Note 3(C)).

DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF NOVEMBER 30, 2012
(UNAUDITED)

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

As reflected in the accompanying condensed unaudited financial statements, the Company is in the development stage with limited operations, a negative working capital and stockholders deficiency of $34,149, has used cash in operations of $187,729 from inception and has a net loss since inception of $236,614. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

 As a Xango distributor, we will retain a high percentage of proceeds from Xango products sold by all “distributors” (salespeople) recruited into its network. Distributors will be recruited by personal invitation and through our website. Distributors will be independent contractors, not employees, and they will not sell Viasalus. The company will retain 30 percent of proceeds from Xango products sales made by first line distributors we recruit; 15 percent of proceeds from Xango products sales made by second line distributors the first line distributors recruit; and five percent from sales from all other down line distributors. From the period from June 8, 2010 (inception) through November 30, 2012, we had $1,828 in revenues from our distributor agreement with Xango.

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

Our independent auditors have issued a going concern opinion that raises substantial doubt about our ability to continue as a going concern. As reflected in the financial statements in this prospectus, we are a development stage company with limited operations.  We had a net loss of $236,614 since inception (June 8, 2010) through November 30, 2012.

Results of Operations

For the three months ended November 30, 2012 and 2011

The following table presents the statement of operations for three months ended November 30, 2012 as compared to the three months ended November 30, 2011. The discussion following the table is based on these results.

	For The Three Months Ended November 30,	For The Three Months Ended November 30,
	2012	2011

Revenue	$-	$120

Total Operating Expenses	$20,352	$21,567

Net Loss	$(20,352)	$(21,447)

Revenues

We had $0 and $120 revenues for the three months ended November 30, 2012 and 2011.

Operating expenses

We incurred $20,352 in operating expenses, including professional fees and general administrative costs, during the three months ended November 30, 2012.  We incurred $21,567 in operating expenses, including professional fees and general administrative costs, during the three months ended November 30, 2011.

Net Loss

Our operating results have recognized a loss in the amount of $20,352 and $21,447 for the three months ended November 30, 2012 and 2011, respectively.

For the six months ended November 30, 2012 and 2011

The following table presents the statement of operations for three months ended November 30, 2012 as compared to the three months ended November 30, 2011. The discussion following the table is based on these results.

	For The Six Months Ended November 30,	For The Six Months Ended November 30,
	2012	2011

Revenue	$-	$357

Total Operating Expenses	$60,414	$62,409

Net Loss	$(60,414)	$(62,052)

Revenues

We had $0 and $357 revenues for the Six months ended November 30, 2012 and 2011.

Operating expenses

We incurred $60,414 in operating expenses, including professional fees and general administrative costs, during the six months ended November 30, 2012.  We incurred $62,409 in operating expenses, including professional fees and general administrative costs, during the six months ended November 30, 2011.

Net Loss

Our operating results have recognized a loss in the amount of $60,414 and $62,052 for the six months ended November 30, 2012 and 2011, respectively.

Liquidity and Capital Resources

We raised cash to grow our business through a private placement that was completed on September 20, 2010. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and are unable to raise it, we will either have to suspend or cease our expansion plans entirely. We currently have no other financing plans. Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital. We do not anticipate deriving even nominal revenues until we have completed the financing from this offering and implemented our plan of operations. We must raise cash to implement our strategy and stay in business.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Going Concern

As reflected in the accompanying condensed unaudited financial statements, the Company is in the development stage with no operations, used cash in operations of $187,729 from inception and has a net loss since inception of $236,614. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital through shareholder loans and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not required for smaller reporting companies.

Item 4.  Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its   principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of the three months ended November 30, 2012, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal controls over financial reporting during three months ended November 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: January 14, 2013

Dynamic Nutra Enterprises Holdings, Inc.

/s/ Donna Cashwell
Name: Donna Cashwell Chief Executive Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)