Form 10-Q
period 2013-02-28
Dynamic Nutra Enterprises Holdings, Inc.
filed 2013-04-15
CIK 1520512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

or

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

As of April 15, 2013, there were 7,040,000 shares of Common Stock, par value $0.0001 per share, outstanding.

DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q
February 28, 2013

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	CONDENSED BALANCE SHEETS AS OF FEBRUARY 28, 2013 (UNAUDITED) AND AS OF MAY 31, 2012

PAGE	F-2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2013 AND FEBRUARY 29, 2012, AND FOR THE PERIOD FROM JUNE 8, 2010 (INCEPTION) TO FEBRUARY 28, 2013 (UNAUDITED)

PAGE	F-3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) FOR THE PERIOD FROM JUNE 8, 2010 (INCEPTION) TO FEBRUARY 28, 2013 (UNAUDITED)

PAGE	F-4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED FEBRUARY 28, 2013 AND FEBRUARY 29, 2012 , AND FOR THE PERIOD FROM JUNE 8, 2010 (INCEPTION) TO FEBRUARY 28, 2013 (UNAUDITED)

PAGES	F-5 to F-10	NOTES CONDENSED TO FINANCIAL STATEMENTS (UNAUDITED)

Dynamic Nutra Enterprises Holdings, Inc
(A Development Stage Company)
Condensed Balance Sheets

Assets

	February 28, 2013	May 31, 2012
	(Unaudited)

Current Assets:
Cash	$375	$22,803
Loan receivable - related party	300	-
Total Current Assets	675	22,803

Property and equipment, net	-	1,881

Total Assets	$675	$24,684

Liabilities and Stockholders' Equity (Deficiency)

Current Liabilities:
Accounts payable	$55,858	$1,799
Total Current Liabilities	55,858	1,799

Commitments and Contingencies (See Note 5)

Stockholders' Equity (Deficiency):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized;
7,040,000 and 7,040,000 shares issued and outstanding, respectively	704	704
Additional paid-in capital	203,451	198,381
Deficit accumulated during the development stage	(259,338)	(176,200)
Total Stockholders' Equity (Deficiency)	(55,183)	22,885
Total Liabilities and Stockholders' Equity (Deficiency)	$675	$24,684

See accompanying notes to condensed unaudited financial statements

Dynamic Nutra Enterprises Holdings, Inc
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

					For the period from June 8, 2010
	For the Three Months Ended		For the Nine Months Ended		(Inception) to
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012	February 28, 2013

Revenues	$33	$46	$33	$403	$1,861

Operating Expenses
Consulting expense	15,000	15,000	45,000	45,303	130,440
Professional expense	4,454	17,881	21,135	46,026	82,879
Officers compensation	-	-	-	-	4,900
Advertising expense	-	-	-	-	6,170
In kind contribution of services	1,690	-	5,070	-	11,830
General and administrative	1,613	8,289	10,386	12,248	23,400
Impairment loss from website development	-	-	1,580	-	1,580
Total Operating Expenses	22,757	41,170	83,171	103,577	261,199

Loss from Operations	(22,724)	(41,124)	(83,138)	(103,174)	(259,338)

Net loss	$(22,724)	$(41,124)	$(83,138)	$(103,174)	$(259,338)

Net loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)	$(0.04)

Weighted average number of shares outstanding
during the period - basic and diluted	7,040,000	7,040,000	7,040,000	7,040,000	6,682,016

See accompanying notes to condensed unaudited financial statements

Dynamic Nutra Enterprises Holdings, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Equity (Deficiency)
For the Period From June 8, 2010 (Inception) to February 28, 2013
(Unaudited)

	Preferred Stock		Common stock			Deficit	Total
	$.001 Par Value		$0.0001 Par Value		Additional	accumulated during	Stockholder's
	Number of				Paid-in	the development	Equity
	Shares	Amount	Shares	Amount	Capital	stage	(Deficiency)

Balance June 8, 2010	-	-	-	$-	$-	$-	$-

Common Stock issued at par to Founder for cash and services	-	-	5,000,000	500	-	-	500

Common stock issued through private placement memorandum for cash ($0.10)	-	-	2,040,000	204	203,796	-	204,000

Blue Sky Fees	-	-	-	-	(12,175)	-	(12,175)

Net loss for the period from June 8, 2010 (inception) to May 31, 2011	-	-	-	-	-	(39,640)	(39,640)

Balance, May 31, 2011	-	-	7,040,000	704	191,621	(39,640)	152,685

In kind contribution of services	-	-	-	-	6,760	-	6,760

Net loss for the year ended May 31, 2012	-	-	-	-	-	(136,560)	(136,560)

Balalnce, May 31, 2012	-	-	7,040,000	704	198,381	(176,200)	22,885

In kind contribution of services	-	-	-	-	5,070	-	5,070

Net loss for the nine months ended February 28, 2013	-	-	-	-	-	(83,138)	(83,138)

Balalnce, February 28, 2013	-	$-	7,040,000	$704	203,451	$(259,338)	$(55,183)

See accompanying notes to condensed unaudited financial statements

Dynamic Nutra Enterprises Holdings, Inc
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended		For the period from June 8, 2010 (Inception) to
	February 28, 2013	February 29, 2012	February 28, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(83,138)	$(103,174)	$(259,338)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization Expense	301	449	1,420
Stock issued for services - related party	-	-	500
In kind contribution of services	5,070	-	11,830
Impairment loss on website development	1,580	-	1,580
Changes in operating assets and liabilities:	-	-	-
Decrease in accounts receivable	-	128	-
Increase (Decrease) in accounts payable	54,059	(1,321)	55,858
Net Cash Used In Operating Activities	(22,128)	(103,918)	(188,150)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property and equipment	-	-	(3,000)
Due from related party	(300)	-	(300)
Net Cash Provided By Investing Activities	(300)	-	(3,300)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	191,825
Net Cash Provided By Financing Activities	-	-	191,825

Net Decrease in Cash and Cash Equivalents	(22,428)	(103,918)	375

Cash and Cash Equivalents - Beginning of Period	22,803	160,077	-

Cash and Cash Equivalents - End of Period	$375	$56,159	$375

SUPPLEMENTARY CASH FLOW INFORMATION:

Cash Paid During the Period for:
Taxes	$-	$-	$-
Interest	$-	$-	$-

See accompanying notes to condensed unaudited financial statements

DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF FEBRUARY 28, 2013

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At February 28, 2013 and May 31, 2012, the Company had no cash equivalents.

DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF FEBRUARY 28, 2013
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

During the quarter ended February 28, 2013, the Company determined that the website was fully impaired and recognized an impairment of $1,580.

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

(F) Advertising Expense

Advertising and marketing costs are expensed as incurred. Advertising and marketing expense was $0, $0, $6,170 for the nine months ended February 28, 2013 and  February 29, 2012,  and the period from June 8, 2010 (inception) to February 28, 2013, respectively.

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
AS OF FEBRUARY 28, 2013
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

(J) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. The Company had no cash in excess of FDIC insurance limits at February 28, 2013.

For the nine months ended February 28, 2013 100% of sales were from one customer.

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
AS OF FEBRUARY 28, 2013
(UNAUDITED)

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

At February 28, 2013, the Company has no instruments that require additional disclosure.

(L) Recent Accounting Pronouncements

In February 2013, FASB issued Accounting Standards Update 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force). This guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This stipulates that (1) it will include the amount the entity agreed to pay for the arrangement between them and the other entities that are also obligated to the liability and (2) any additional amount the entity expects to pay on behalf of the other entities. The objective of this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. The amendments in this update are effective for fiscal periods (and interim reporting periods within those years) beginning after December 15, 2013. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

In February 2013, FASB issued Accounting standards update 2013-02, Comprehensive Income Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This update requires an entity to provide information amount the amount reclassified out of accumulated other comprehensive income by component. The entity is also required to disclose significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting periods. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other discourses required under U.S. GAAP that provide additional detail about those amounts. The objective in this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update should be applied prospectively for reporting periods beginning after December 15, 2013. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF FEBRUARY 28, 2013
(UNAUDITED)

NOTE 2         WEBSITE DEVELOPMENT COSTS

	February 28, 2013	May 31, 2012
Website development costs	$1,420	$3,000
Accumulated amortization	(1,420)	(1,119)
Total	$-	$1,881

Amortization expense was $301, $449, $1,420 for the nine months ended February 28, 2013 and 2012, and the period from June 8, 2010 (inception) to February 28, 2013, respectively.

During the nine months ended February 28, 2013, the Company determined that the website was fully impaired and recognized an impairment of $1,580.

NOTE 3         LOAN RECEIVABLE – RELATED PARTY

During the nine months ended February 28, 2013, the Company loaned $300 to a shareholder.

The loan is non-interest bearing and due on demand.

NOTE 4         STOCKHOLDERS’ EQUITY

(A) Preferred Stock

The Company’s Articles of Incorporation authorize 10,000,000 shares of preferred stock with a par value of $.0001 with rights and preferences to be determined by the Board of Directors.

(B) Common Stock Issued for Cash and Services

For the period ended May 31, 2011, the Company issued 2,040,000 shares of common stock for $204,000 ($0.10/share) and paid direct offering cost of $12,175.  The Company also issued 5,000,000 shares of common stock to its founder for $100 in cash and services with a fair value of $400 ($0.0001 per share) (See Note 6).

(C) In Kind Contribution of Services

For the nine months ended February 28, 2013, the Officers of the Company contributed services having a fair value of $5,070 (See Note 6).

For the year ended May 31, 2012, the Officers of the Company contributed services having a fair value of $6,760 (See Note 6).

DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF FEBRUARY 28, 2013
(UNAUDITED)

NOTE 5         COMMITMENTS AND CONTINGENCIES

On January 1, 2011, the Company entered into a consulting agreement to receive administrative and other miscellaneous services.  The Company is required to pay $5,000 a month.  The agreement is to remain in effect unless either party desires to cancel the agreement. The Company paid $17,500 and $45,000 for services for the nine months ended February 28, 2013 and February 29, 2012, respectively.

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

NOTE 6         RELATED PARTY TRANSACTIONS

For the nine months ended February 28, 2013, the Officers of the Company contributed services having a fair value of $5,070 (See Note 4(C)).

During the nine months ended February 28, 2013, the Company loaned $300 to a shareholder.

The loan is non-interest bearing and due on demand (See Note 3).

For the year ended May 31, 2012, the Officers of the Company contributed services having a fair value of $6,760 (See Note 4(C)).

The Company issued 5,000,000 shares of common stock to its founder for $100 in cash and services with a fair value of $400 ($0.0001 per share) (See Note 4(B)).

The Company paid $4,500 to the Officers of the Company as compensation expense during 2011.

NOTE 7         GOING CONCERN

As reflected in the accompanying condensed unaudited financial statements, the Company is in the development stage with limited operations, a negative working capital and stockholders deficiency of $55,183, has used cash in operations of $188,150 from inception and has a net loss since inception of $259,338. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Letter of Intent with DYNH Holdings, LLC

On April 12, 2013, we entered into a letter of intent (the “Letter of Intent”) with DYNH Holdings, LLC for the option to purchase 5,000,000 shares of common stock from Donna Cashwell. If exercised, this stock purchase would constitute a change of control transaction (the “Change of Control”). Pursuant to the Change of Control and the terms of the Letter of Intent, the current officers and directors would resign and would appoint Johnny Madrid and certain other persons designated by DYNH Holdings, LLC as the new officers and directors.

The following is a brief biography of Johnny Madrid.

Johnny Madrid currently works as a research associate for Lombardia Capital Partners. He has held this position since July 2009. Prior to this, from October 2008 to June 2009, he worked as the finance director for Pleitez for Congress. Mr. Mardrid was also a Vice President of Equity Derivatives Sales-Trader for Sanford Bernstein from March 2008 to October 2008. Mr. Madrid received his Bachelor of Arts from Stanford University in 2005.

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

Our independent auditors have issued a going concern opinion that raises substantial doubt about our ability to continue as a going concern. As reflected in the financial statements in this prospectus, we are a development stage company with limited operations.  We had a net loss of $259,338 since inception (June 8, 2010) through February 28, 2013.

Results of Operations

For the three months ended February 28, 2013 and 2012

The following table presents the statement of operations for three months ended February 28, 2013 as compared to the three months ended February 29, 2012. The discussion following the table is based on these results.

	For The Three Months Ended	For The Three Months Ended
	February 28, 2013	February 29, 2012

Revenue	$33	$46

Total Operating Expenses	$22,757	$41,170

Net Loss	$(22,724)	$(41,124)

Revenues

We had $33 and $46 revenues for the three months ended February 28, 2013 and February 29, 2012.

Operating expenses

We incurred $22,757 in operating expenses, including $15,000 of consulting fees $4,454 of professional fees and $1,613 of general administrative costs, during the three months ended February 28, 2013.  We incurred $41,170 in operating expenses, including $15,000 of consulting fees $17,881 of professional fees and $8,289 of general administrative costs, during the three months ended February 29, 2012.

Net Loss

Our operating results have recognized a loss in the amount of $22,724 and $41,124 for the three months ended February 29, 2013 and 2012, respectively.

For the nine months ended February 28, 2013 and 2012

The following table presents the statement of operations for nine months ended February 28, 2013 as compared to the nine months ended February 29, 2012. The discussion following the table is based on these results.

	For The Nine Months Ended	For The Nine Months Ended
	February 28, 2013	February 29, 2012

Revenue	$33	$403

Total Operating Expenses	$83,171	$103,577

Net Loss	$(83,138)	$(103,174)

Revenues

We had $33 and $403 revenues for the nine months ended February 28, 2013 and February 29, 2012.

Operating expenses

We incurred $83,171 in operating expenses, including $45,000 of consulting fees $21,135 of  professional fees and $10,386 of general administrative costs, during the nine months ended February 28, 2013.  We incurred $103,577 in operating expenses, including $45,303 of consulting fees $46,026 of professional fees and $12,248 of general administrative costs, during the nine months ended February 29, 2012.

Net Loss

Our operating results have recognized a loss in the amount of $83,138 and $103,174 for the nine months ended February 28, 2013 and February 29, 2012, respectively.

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

Going Concern

As reflected in the accompanying condensed unaudited financial statements, the Company is in the development stage with no operations, used cash in operations of $188,150 from inception and has a net loss since inception of $259,338. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital through shareholder loans and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not required for smaller reporting companies.

Item 4.  Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its   principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of the three months ended February 28, 2013, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal controls over financial reporting during three months ended February 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: April 15, 2013

Dynamic Nutra Enterprises Holdings, Inc.

/s/ Donna Cashwell
Name: Donna Cashwell Chief Executive Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)