Form 10-K
period 2013-05-31
Dynamic Nutra Enterprises Holdings, Inc.
filed 2013-09-13
CIK 1520512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2013

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________

Commission File No. 333-176587

DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.
(Name of small business issuer in its charter)

Nevada	27-3492854
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

4263 Oceanside Blvd. Oceanside, CA	92056
(Address of principal executive offices)	(Zip Code)

(619) 354-7972
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

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

As of September 9, 2013, the registrant had 7,115,000 shares of its common stock outstanding.

Documents Incorporated by Reference: None.

FORWARD-LOOKING STATEMENTS

Certain information included in this Annual Report on Form 10-K (This “Report”) or in other materials we have filed or will file with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as  amended (the “Exchange Act”). You can identify these statements by the fact that they do not relate to matters of strictly historical or factual nature and generally discuss or relate to estimates or other expectations regarding future events. They contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might,” “should” and other words or phrases of similar meaning in connection with any discussion of future operating or financial performance. Such statements may include, but are not limited to, information related to: anticipated operating results; consumer demand; financial resources and condition; changes in revenues; changes in profitability; changes in margins; changes in accounting treatment; cost of revenues; selling, general and administrative expenses; interest expense; growth and expansion; anticipated income or benefits to be realized from our investments in unconsolidated entities; the ability to produce the liquidity and capital necessary to expand and take advantage of opportunities; legal proceedings and claims.

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

PART I

Item 1. Business.

The Company

Dynamic Nutra Enterprises Holdings, Inc. (“DNE”, “we” or the “Company”),  a Nevada Corporation, was incorporated in June 2010 to market and sell a brewer’s yeast product called Beta Glucan™ and later started selling other  nutraceuticals.  The term nutraceuticals is applied to products that range from isolated nutrients, dietary supplements and herbal products, specific diets, genetically modified food, and processed foods such as cereals, soups, and beverages.  The products are exclusively derived from food sources that provide extra health benefits, in addition to the basic nutritional value found in foods. Depending on the jurisdiction, products may claim to prevent chronic diseases, improve health, delay the aging process, increase life expectancy, or support the structure or function of the body. For example, the Company’s first product, Beta Glucan, has the active component Beta 1, 3/1, 6-D glucans, which is an immune system modulator that has been be used successfully for years to ward off disease in humans. In addition, as of July 1, 2010, DNE has partnered with a network marketing organization to sell the highly successful Xango™ a nutraceutical product line derived from the mangosteen fruit which is rich in xanthones.

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

Competition

We are a small and new entrant in the rapidly growing but crowded nutraceutical products marketplace utilizing  network marketing distribution methods.  Many large companies are marketing and selling supplements and nutraceuticals including General Nutrition Centers, The Vitamin Shoppe,. Amazon.com, Triarco Industries, Pfizer Nutrition Brand and Schiff Nutrition International.

We may find it hard to compete directly with these large retail brands and our marketing and sales efforts will be geared to build revenue with direct sales approaches.

Marketing and Sales

The Company is in the process of revising its original marketing and distribution method to follow a network marketing methodology (“NM”).   NM is a marketing strategy in which the sales force is compensated not only for sales personally generated, but also for the sales of the other salespeople that they recruit. This recruited sales force is referred to as the participant's "downline", and can provide multiple levels of compensation.  Notable public companies in this sector are Amway, Mary Kay, PrePaid Legal and NuSkin.

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

Letter of Intent with DYNH Holdings, LLC

On April 12, 2013, we entered into a letter of intent (the “Letter of Intent”) with DYNH Holdings, LLC (“Holdings”) for the option to purchase 5,000,000 shares of common stock from Donna Cashwell. If exercised, this stock purchase would constitute a change of control transaction (the “Change of Control”). As of the date hereof, there has not been a Change of Control. However, on May 8, 2013, Donna Cashwell, our current controlling shareholder, and Laura Gignac the former officers and directors of the Company, resigned and Richard Wheeler was appointed as President, Chief Executive Officer and Director of the Company.  If Holdings exercises the Option it shall obtain control of the Company.  As of this date Holdings has not completed the required conditions to exercise the Option

Agreement with Pure Energy FX, Inc.

In furtherance of its new marketing plan, on July 19, 2013 the Company entered into a five year joint venture agreement with Pure Energy FX, Inc., for the purpose of conducing marketing and promotion efforts for certain beverage and health products, including a Playboy branded energy drink. The joint venture will conduct business under the name of “Alternative Health Solutions LLC”. According to the agreement, the Company agrees to contribute $27,000 to the joint venture over a three months period. Pure Energy FX, Inc. agrees to contribute all the marketing services and expertise for use in the joint venture.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 1B. Unresolved Staff Comments.

Not required for smaller reporting companies.

Item 2. Properties.

Our principal executive office is located at 4263 Oceanside Blvd, Oceanside, CA 92056.

Item 3. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock commenced quotation on the OTC Bulletin Board (the “OTCBB”) under the symbol “DYNH” on May 31, 2012. The OTCBB is a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities. An OTCBB equity security generally is any equity that is not listed or traded on a national securities exchange. The OTC Bulletin Board is generally considered to be a less active and efficient market than the NASDAQ Global Market, the NASDAQ Capital Market or any national exchange and will not provide investors with the liquidity that the NASDAQ Global Market, the NASDAQ Capital Market or a national exchange would offer.

Price range of common stock

In the twelve months ending May 31, 2013 our shares have traded between a low of $1.55 per share  and a high of $2.04 per share with a closing price as of September 11, 2013 of $1.92 per share.

The following table shows, for the periods indicated, the high and low bid prices per share of our common stock as reported by the OTCBB quotation service.  These bid prices represent prices quoted by broker-dealers on the OTCBB quotation service.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

Fiscal Year Ended May 31, 2013 (1)	High	Low
Quarter ended August 31, 2012	$1.85	$1.65
Quarter ended November 30, 2012	$1.85	$1.85
Quarter ended February 28, 2013	$1.85	$1.85
Quarter ended May 31, 2013	$2.05	$1.55
_________________________
(1)	A public market for our common stock did not exist prior to May 31, 2012.

Holders of Capital Stock

As of the date of this Report, there are more than 300 holders of our common stock.

Dividends

The Registrant has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Registrant's business.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

On May 8, 2013, the Company issued 50,000 shares of its common stock, par value $0.0001, to Richard Wheeler, the Company’s President, Chief Executive Officer and Director, pursuant to a consulting agreement between Mr. Wheeler and the Company.

On June 11, 2013, the Company issued 25,000 shares of its common stock, par value $0.0001, to Luke Quinn, a Director, pursuant to a consulting agreement between Mr. Quinn and the Company.

The above issuances of shares are exempt from registration, pursuant to Section 4(2) of the Securities Act.  These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these stockholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.         Selected Financial Data

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

Our independent auditors have issued a going concern opinion that raises substantial doubt about our ability to continue as a going concern. As reflected in the financial statements in this prospectus, we are a development stage company with limited operations.  We had a net loss of $288,747 since inception (June 8, 2010) through May 31, 2013.

Results of Operations for the year ended May 31, 2013 as compared to the year ended May 31, 2012

The following table presents the statement of operations for the year ended May 31, 2013 as compared to the year ended May 31, 2012. The discussion following the table is based on these results.

	For the Years Ended
	May 31, 2013	May 31, 2012

Revenues	$50	$403

Total Operating Expenses	112,274	136,963

Net loss	$(112,547)	$(136,560)

Net loss per share - basic and diluted	$(0.02)	$(0.02)

Total Revenues

For the year ended May 31, 2013 we had revenues of $50 compared to $403 for the year ended May 31, 2012. The company has had difficulty keeping the sales network intact over the last year. It is hoping that a renewed effort to attract new team members will kick off in the next quarter.

Operating Expenses

Operating expenses for the fiscal year ended May 31, 2013 were $112,274 compared to $136,963 for the year ended May 31, 2012. For the fiscal year ended May 31, 2013 we incurred consulting fees of $57,500, professional fees totaling $27,875, advertising expenses of $0, in kind contribution of services of $6,760, general and administrative expenses totaling $18,559, and impairment loss from website development of $1,580. For the fiscal year ended May 31, 2012 our consulting fees totaled $60,440, professional fees were $55,744, advertising expenses of $2,470, in kind contribution of services was $6,760, general and administrative expenses totaled $11,549 and impairment loss from website development was $0. Cash on hand as of May 31, 2013 was $50,036 compared to $22,803 for the year ended May 31, 2012.

Net Loss

Net loss was $(112, 547) for the year ended May 31, 2013 compared to ($136,560) for the year ended May 31, 2012.  Our net loss since inception (June 8, 2010) through the year ended May 31, 2013 was $(288,747).

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

Going Concern

As reflected in the accompanying condensed unaudited financial statements, the Company is in the development stage with no operations, used cash in operations of $225,042 from inception and has a net loss since inception of $288,747. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital through shareholder loans and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Loss Per Share

In accordance with the accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share” basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. As of May 31, 2013 and May 31, 2012 there are no common stock equivalents outstanding.

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

Item 7A.           Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data

DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	11	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	12	BALANCE SHEETS AS OF MAY 31, 2013 AND AS OF MAY 31, 2012

PAGE	13	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED MAY 31, 2013 AND 2012, AND FOR THE PERIOD FROM JUNE 8, 2010 (INCEPTION) TO MAY 31, 2013

PAGE	14	STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE PERIOD FROM JUNE 8, 2010 (INCEPTION) TO MAY 31, 2013

PAGE	15	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED MAY 31, 2013 AND 2012, AND FOR THE PERIOD FROM JUNE 8, 2010 (INCEPTION) TO MAY 31, 2013

PAGES	16 - 23	NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Dynamic Nutra Enterprises Holdings, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Dynamic Nutra Enterprises Holdings, Inc. (a development stage company) (the “Company”) as of May 31, 2013 and 2012, and the related statement of operations, changes in stockholders’ equity (deficit) and cash flows for the years ended May 31, 2013 and 2012 and the period from June 8, 2010 (inception) to May 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Dynamic Nutra Enterprises Holdings, Inc. (a development stage company) as of May 31, 2013 and 2012 and the results of its operations and its cash flows for the years ended May 31, 2013 and 2012 and the period from June 8, 2010 (inception) to May 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company is in the development stage with limited operations, a stockholder deficiency of $34,545, a net loss since inception of $288,747 and used $225,042 of cash in operations from inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LIGGETT, VOGT & WEBB, P.A.
Certified Public Accountants

Boynton Beach, Florida
September 13, 2013

Dynamic Nutra Enterprises Holdings, Inc
(A Development Stage Company)
Balance Sheets

Assets

	May 31, 2013	May 31, 2012

Current Assets:
Cash	$50,036	$22,803
Loan receivable	300	-
Total Current Assets	50,336	22,803

Property and equipment, net	-	1,881

Other Assets:
Debt Issue Cost, net	9,141	-

Total Assets	$59,477	$24,684

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
Accounts payable and accrued expenses	$41,422	$1,799
Note payable	100	-
Total Current Liabilities	41,522	1,799

Long Term Liabilities:
Note Payable - Convertible	52,500	-

Total Liabilities	94,022	1,799

Commitments and Contingencies (See Note 7)

Stockholders' Equity (Deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized;
7,090,000 and 7,040,000 shares issued and outstanding, respectively	709	704
Additional paid-in capital	253,493	198,381
Deficit accumulated during the development stage	(288,747)	(176,200)
Total Stockholders' Equity (Deficit)	(34,545)	22,885
Total Liabilities and Stockholders' Equity (Deficit)	$59,477	$24,684

See accompanying notes to financial statements

Dynamic Nutra Enterprises Holdings, Inc
(A Development Stage Company)
Statements of Operations

	For the Years Ended		For the period from June 8, 2010 (Inception) to
	May 31, 2013	May 31, 2012	May 31, 2013

Revenues	$50	$403	$1,878

Operating Expenses
Consulting expense	57,500	60,440	142,940
Professional expense	27,875	55,744	89,619
Officers compensation	-	-	4,900
Advertising expense	-	2,470	6,170
In kind contribution of services	6,760	6,760	13,520
General and administrative	18,559	11,549	31,573
Impairment loss from website development	1,580	-	1,580
Total Operating Expenses	112,274	136,963	290,302

Loss from Operations	(112,224)	(136,560)	(288,424)

Other Expense
Interest expense	(323)	-	(323)

Net loss before provision for income tax	(112,547)	(136,560)	(288,747)

Provision for income taxes	-	-	-

Net loss	$(112,547)	$(136,560)	$(288,747)

Net loss per share - basic and diluted	$(0.02)	$(0.02)	$(0.04)

Weighted average number of shares outstanding
during the period - basic and diluted	7,043,151	7,040,000	6,713,343

See accompanying notes to financial statements

Dynamic Nutra Enterprises Holdings, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficit)
For the Period From June 8, 2010 (Inception) to May 31, 2013

						Deficit
	Preferred Stock		Common stock			accumulated
	$.001 Par Value		$0.0001 Par Value		Additional	during the	Total
	Number of				Paid-in	development	Stockholder's
	Shares	Amount	Shares	Amount	Capital	stage	Equity (Deficit)

Balance June 8, 2010	-	-	-	$-	$-	$-	$-

Common Stock issued at par to Founder for cash and services	-	-	5,000,000	500	-	-	500

Common stock issued through private placement memorandum for cash ($0.10)	-	-	2,040,000	204	203,796	-	204,000

Blue Sky Fees	-	-	-	-	(12,175)	-	(12,175)

Net loss for the period from June 8, 2010 (inception) to May 31, 2011	-	-	-	-	-	(39,640)	(39,640)

Balance, May 31, 2011	-	-	7,040,000	704	191,621	(39,640)	152,685

In kind contribution of services	-	-	-	-	6,760	-	6,760

Net loss for the year ended May 31, 2012	-	-	-	-	-	(136,560)	(136,560)

Balance, May 31, 2012	-	-	7,040,000	704	198,381	(176,200)	22,885

In kind contribution of services	-	-	-	-	6,760	-	6,760

Expenses paid by shareholder on Company's behalf	-	-	-	-	43,357	-	43,357

Stock issued for services	-	-	50,000	5	4,995	-	5,000

Net loss for the year ended May 31, 2013	-	-	-	-	-	(112,547)	(112,547)

Balance, May 31, 2013	-	$-	7,090,000	$709	$253,493	$(288,747)	$(34,545)

See accompanying notes to financial statements

Dynamic Nutra Enterprises Holdings, Inc
(A Development Stage Company)
Statements of Cash Flows

	For the Years Ended		For the period from June 8, 2010 (Inception) to
	May 31, 2013	May 31, 2012	May 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(112,547)	$(136,560)	$(288,747)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization Expense	301	599	1,420
Debt issue costs	263	-	263
Stock issued for services	-	-	500
Stock issued for services - related party	5,000	-	5,000
In kind contribution of services	6,760	6,760	13,520
Impairment loss on website development	1,580	-	1,580
Changes in operating assets and liabilities:
(Increase) in accounts receivable	-	128	-
(Decrease)Increase in accounts payable and accrued expenses	39,623	(8,201)	41,422
Net Cash Used In Operating Activities	(59,020)	(137,274)	(225,042)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property and equipment	-	-	(3,000)
Loan receivable	(300)	-	(300)
Net Cash Provided By Investing Activities	(300)	-	(3,300)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	100	-	100
Proceeds from convertible note, net of debt issue costs	43,096	-	43,096
Proceeds from issuance of common stock	-	-	191,825
Expenses paid by former shareholder	43,357	-	43,357
Net Cash Provided By Financing Activities	86,553	-	278,378

Net Increase (Decrease) in Cash and Cash Equivalents	27,233	(137,274)	50,036

Cash and Cash Equivalents - Beginning of Period	22,803	160,077	-

Cash and Cash Equivalents - End of Period	$50,036	$22,803	$50,036

SUPPLEMENTARY CASH FLOW INFORMATION:

Cash Paid During the Period for:
Taxes	$-	$-	$-
Interest	$-	$-	$-

See accompanying notes to financial statements

DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MAY 31, 2013

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

(B) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period.  Actual results could differ from those estimates. Significant estimates include estimated lives of depreciable assets, valuation of deferred tax assets, valuation of in-kind contribution of services and impairment of website development.

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At May 31, 2013 and May 31, 2012, the Company had no cash equivalents.

(D) Website Development Costs

The Company has adopted the provisions of FASB Accounting Standards Codification No. 350 Intangible-Goodwills and Other. Costs incurred in the planning stage of a website are expensed, while costs incurred in the development stage are capitalized and amortized over the estimated five year life of the asset. During the year ended May 31, 2011, the Company incurred $3,000 in website development costs.

During the year ended May 31, 2013, the Company determined that the website was fully impaired and recognized an impairment of $1,580.

DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MAY 31, 2013

(E) Loss Per Share

In accordance with the accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share” basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period.  Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. There are no common stock equivalents outstanding for the years ended May 31, 2013 and 2012 and therefore a separate computation of diluted loss per share is not presented.

(F) Advertising Expense

Advertising and marketing costs are expensed as incurred. Advertising and marketing expense was $0, $2,470 and $6,170 for the year ended May 31, 2013 and  May 31, 2012,  and the period from June 8, 2010 (inception) to May 31, 2013, respectively.

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

As of May 31, 2013 and 2012, the Company has a net operating loss carryforward of $274,898 and $169,040, respectively, available to offset future taxable income through May 31, 2033. The valuation allowance at May 31, 2013 was $95,740 and at May 31, 2012 was $57,474.  The net change in the valuation allowance for the year ended May 31, 2013 was an increase of $35,992. The Company’s income tax returns for years 2013 and 2012 are currently open, by statute, for review by authorities.  All other losses incurred by the Company in previous years and through the year ended May 31, 2013 are limited due to Internal Revenue Code Section 382 which restricts the deductibility of prior net operating losses where there has been a change in control. It was determined that an ownership change occurred in April 3, 2013. The amount of the Company’s net operating losses incurred prior to the ownership change is limited based on the value of the Company on the date of ownership change.

The net deferred tax liability in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:

DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MAY 31, 2013

The Company's income tax expense differed from the statutory rates (federal 34% and state 0.00%) as follows:

	May 31, 2013	May 31, 2012
Statutory rate applied to earnings before income taxes:	$(38,266)	$(46,430)
Increase (decrease) in income taxes resulting from:
State income taxes
Change in deferred tax asset valuation allowance	35,992	44,132
Non-deductible expenses	2,275	2,298

Income Tax Expense	$-	$-

	May 31, 2013	May 31, 2012
Deferred tax liability:	$-	$-
Deferred tax asset
Net Operating Loss Carryforward	95,740	57,474
Valuation allowance	(95,740)	(57,474)
Net deferred tax asset	-	-
Net deferred tax liability	$-	$-

The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company's continued operating losses and the uncertainty of the Company's ability to utilize all of the net operating loss carryforwards before they will expire through the year 2033.

The components of income tax expense related to continuing operations are as follows:

	May 31, 2013	May 31, 2012
Federal
Current	$-	$-
Deferred	-	-
	$-	$-

State and Local
Current	$-	$-
Deferred	-	-
	$-	$-

(H) Business Segments

The Company operates in one segment and therefore segment information is not presented.

DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MAY 31, 2013

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

(J) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. The Company had no cash in excess of FDIC insurance limits at May 31, 2013 and 2012.

For the years ended May 31, 2013 and 2012, 100% of sales were from one customer.

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
AS OF MAY 31, 2013

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

At May 31, 2013 and 2012, the Company has no instruments that require additional disclosure.

(L) Debt Issue Costs

Debt issue costs in connection with raising funds through the issuance of convertible note  are amortized over the life of the convertible note.

(L) Recent Accounting Pronouncements

Recent accounting pronouncements issued by FASB (including its Emerging Issues Task Force), the AICPA, and the SEC, did not, or are not believed by management, to have a material impact on the Company’s present or future financial statements.

NOTE 2     WEBSITE DEVELOPMENT COSTS

	May 31, 2013	May 31, 2012
Website development costs	$1,420	$3,000
Accumulated amortization	(1,420)	(1,119)
Total	$-	$1,881

Amortization expense was $301, $599, $1,420 for the year ended May 31, 2013 and 2012, and the period from June 8, 2010 (inception) to May 31, 2013, respectively.

During the year ended May 31, 2013, the Company determined that the website was fully impaired and recognized an impairment of $1,580.

NOTE 3     LOAN RECEIVABLE

During the year ended May 31, 2013, the Company loaned $300 to a former related party.The loan is non-interest bearing and due on demand.

DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MAY 31, 2013

NOTE 4     DEBT ISSUE COSTS

During the year ended May 31, 2013, the Company paid debt issue costs totaling $9,404.

The following is a summary of the Company’s debt issue costs:

Debt issue costs as of May 31, 2013	$9,404
Amortization of debt issue costs as of May 31, 2013	$(263)
Debt issue costs – net as of May 31, 2013	$9,141

NOTE 5     CONVERTIBLE NOTE

On May 17, 2013 the Company issued a convertible promissory note in the amount of $52,500. The note is bearing interest at a rate of 3% per annum and is due on September 30, 2014. The note can be converted into 50,000 shares of Preferred Stock of the Company prior to the maturity date or if a change of control occurs prior to repayment. As of May 31, 2013, the Company has accrued interest of $60.

NOTE 6     NOTE PAYABLE

On May 14, 2014 the Company received $100 from an unrelated party. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand.

NOTE 7     STOCKHOLDERS’ EQUITY

(A) Preferred Stock

The Company’s Articles of Incorporation authorize 10,000,000 shares of preferred stock with a par value of $.0001 with rights and preferences to be determined by the Board of Directors.

(B) Common Stock Issued for Cash and Services

For the year ended May 31, 2013, the Company issued 50,000 shares of common stock to a consultant for services with a fair value of $5,000 ($0.10 per share) (See Note 9).

For the period ended May 31, 2011, the Company issued 2,040,000 shares of common stock for $204,000 ($0.10/share) and paid direct offering cost of $12,175.  The Company also issued 5,000,000 shares of common stock to its founder for $100 in cash and services with a fair value of $400 ($0.0001 per share) (See Note 9).

DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MAY 31, 2013

(C) In Kind Contribution of Services

For the year ended May 31, 2013, the Officers of the Company contributed services having a fair value of $6,760 (See Note 8).

For the year ended May 31, 2012, the Officers of the Company contributed services having a fair value of $6,760 (See Note 8).

NOTE 8     COMMITMENTS AND CONTINGENCIES

On May 24, 2013, the Company entered into a 21 month consulting agreement to receive administrative and other miscellaneous services.  The Company is required to pay $500 per month from May 24, 2013 until and including August 30, 2013.  The consulting fee increases to $2,500 per month from September 1, 2013 until and including February 24, 2015.

On May 8, 2013, the Company entered into a five year consulting agreement to receive administrative and other miscellaneous services. The Company is required to pay $2,000 a month and grant 50,000 shares of its common stock.

On January 1, 2011, the Company entered into a consulting agreement to receive administrative and other miscellaneous services.  The Company is required to pay $5,000 a month.  The agreement was terminated effective March 31, 2013.  The Company paid $50,000 and $60,000 for services for the years ended May 31, 2013 and May 31, 2012, respectively.

On July 15, 2010, the Company entered into a $10,000 consulting agreement for services to further the business.  These services include, but are not limited to the following: identify individuals and groups that may have an interest in learning more about the product offerings and invite these individuals and groups to listen to a presentation and assist the team with follow up.  This agreement is to remain in effect unless either party desires to cancel the agreement. No services were rendered as of May 31, 2013.

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

DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MAY 31, 2013

NOTE 9     RELATED PARTY TRANSACTIONS

For the year ended May 31, 2013, the Officers of the Company contributed services having a fair value of $6,760 (See Note 6(C)).

For the year ended May 31, 2013, the Company issued 50,000 shares of common stock to a consultant for services with a fair value of $5,000 ($0.10 per share) (See Note 7(B)).

For the year ended May 31, 2012, the Officers of the Company contributed services having a fair value of $6,760 (See Note 6(C)).

For the period ended May 31, 2011, the Company issued 2,040,000 shares of common stock for $204,000 ($0.10/share) and paid direct offering cost of $12,175. The Company also issued 5,000,000 shares of common stock to its founder for $100 in cash and services with a fair value of $400 ($0.0001 per share) (See Note 6(B)).

The Company paid $4,500 to the Officers of the Company as compensation expense during 2011.

NOTE 10   GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with limited operations, a stockholders deficiency of $34,545, has used cash in operations of $225,042 from inception and has a net loss since inception of $288,747. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 11   SUBSEQUENT EVENTS

On June 11, 2013, the Company entered into a five year consulting agreement to receive administrative and other miscellaneous services.  The Company is required to pay $2,000 a month and grant 25,000 shares of its common stock.

On July 19, 2013 the Company entered into a five year joint venture agreement with Pure Energy FX, Inc., for the purpose of conducing marketing and promotion efforts for certain beverage and health products, including a Playboy branded energy drink. The joint venture will conduct business under the name of “Alternative Health Solutions LLC”. According to the agreement, the Company agrees to contribute $27,000 to the joint venture over a three months period. Pure Energy FX, Inc. agrees to contribute all the marketing services and expertise for use in the joint venture.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Our accountant is Liggett, Vogt and Webb, P.A. Independent Registered Public Accounting Firm. We do not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s President, Chief Financial Officer, Secretary, Treasurer and Director, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2013.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our President have determined and concluded that, as of May 31, 2013, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

On April 12, 2013, we entered into a Letter of Intent with DYNH Holdings, LLC, pursuant to which, the officers and directors of the Company resigned and Richard Wheeler was appointed as President, Chief Executive Officer and Director of the Company. No change in our system of internal control over financial reporting occurred during the period covered by this annual report for the fiscal year ended May 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Our directors, executive officers and key employees are listed below. Our executive officers are elected annually by our Board of Directors. Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

Name	Age	Position
Richard Wheeler	72	President, Chief Executive Officer and Director
Luke Quinn (1)	59	Director

(1)	Luke Quinn was appointed as a Director of the Company on June 11, 2013.

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Richard Wheeler, 72, President, Chief Executive Officer and Director

Richard Wheeler, 72, serves as the President, Chief Financial Officer and sole member of the board of directors of the Company. Mr. Wheeler has been successful in marketing, administration and relationship management for over thirty-five years in the medical devices and circuit board marketing and manufacturing industries. In 2011, Mr. Wheeler filed for protection under Chapter 7 of the U.S. Bankruptcy Code in the United States Bancruptcy Court for the Southern District of California due to supply issues relating to the Japanese tsunami, and was discharged on March 27, 2012. For almost twenty years, as CEO of SVS Imaging, Inc., a medical imaging systems provider, based in Carlsbad, CA, he established a multi-million dollar distribution procedure to the highly competitive medical services industry. After his initial schooling, he was employed by United Technology’s Tool and Die Group, where he holds twelve patents to reduce noise and vibration in the workplace. Using this experience he formed N.E. Industrial Sales and Supply Company, which was an early proponent of workplace ergonomics, which developed soundproofing, shock and vibration absorption systems for large equipment.

Mr. Wheeler has continually been involved in his community as a long time member of the Carlsbad Rotary.  As Foundation president, he successfully organized, in concert with the AVID curriculum, “Advancement Via Individual Determination,” a scholarship program for Carlsbad High School students.

Mr. Wheeler’s qualifications to serve on our board of directors include his extensive medical device marketing, administrative and management experience.

Luke Quinn, 59, Director

Mr. Quinn is 59 years old.  Since March 2005, he has been an investor in real estate purchasing and selling real property including renovating/maintaining residential and commercial building for his own account.   He also has had experience working in the resort development offices of Intravelnet Ltd, Vancouver BC and Handa International, St. John’s, Antigua.  Prior to his experience in real estate was the Official Representative in Ukraine – Foreign trade association “Mashinoexport” (One of top 20 export-import association of Russia), Kiev, Ukraine.  Mr. Quinn’s duties included searching for business partners in such industries as aviation, shipbuilding, railway transport and electronic.  In addition, Mr. Quinn prepared quarterly business and political analyses of economic climate in Ukraine. His highest earned degree is a PhD in Control Systems from Institute of Cybernetics, National Academy of Science of Ukraine. Mr. Quinn’s language proficiency include English, Russian, Ukrainian, Polish (spoken), French (spoken)

Mr. Quinn’s qualifications to serve on our board of directors include his executive and extensive real estate experience.

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

Certain Legal Proceedings

To the best of our knowledge, other than Mr. Wheeler (as described above) none of our directors or executive officers has, during the past ten years:

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

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, the Company has an effective Registration Statement on Form S-1and is not required to comply with Section 16(c) of the Exchange Act.

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

Item 11. Executive Compensation.

The Company paid $7,000 to its executive during the year ended May 31, 2013.

There are no other stock option plans, retirement, pension or profit sharing plans for the benefits of our officers and directors other than as described herein.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the period ended May 31, 2013 and May 31, 2012.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Donna Cashwell, President, Chief Executive Officer and Director(1)	2013	$0	$0	$0		$0	$0	$0	$0	$0
Donna Cashwell, President, Chief Executive(1) Officer and Director	2012	$0	$0	$0		$0	$0	$0	$0	$0
Laura Gignac, Vice President and Director(1)	2013	$0	$0	$0		$0	$0	$0	$0	$0
Laura Gignac, Vice President and Director(1)	2012	$0	$0	$0		$0	$0	$0	$0	$0
Richard Wheeler, President, Chief Executive Officer, Director(2)	2013	$2,000	$0	$5,000	(3)	$0	$0	$0	$0	$7,000
Richard Wheeler, President, Chief Executive Officer, Director(2)	2012	$-	$-	$-		$-	$-	$-	$-	$-

(1)	On May 8, 2013, Donna Cashwell and Laura Gignac resigned from their positions as officers and directors of the Company.
(2)	On May 8, 2013, Richard Wheeler was appointed as President, Chief Executive Officer and Director of the Company.
(3)	On May 8, 2013, the Company issued 50,000 shares of common stock to its executive having a fair value of $5,000 (0.10 per share) for services.

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officers named in the above Summary Compensation Table for the fiscal year ended May 31, 2013.

Aggregated Option Exercises and Fiscal Year-End Option Value. There were no stock options exercised during the fiscal year ended May 31, 2013 by the executive officers named in the Summary Compensation Table.

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

Our directors did not receive any compensation during the years ended May 31, 2013 and 2012. As of the date hereof, one of our directors were compensated as follows:

Name	Fees earned or paid in cash ($)	Stock awards		Bonus	Option Awards ($)	All Other Compensation	Total ($)

Luke Quinn (1)	$2,000	$2,500	(2)	$0	$0	$0	$4,500

(1)
Luke Quinn was appointed as a Director of the Company on June 11, 2013. On June 11, 2013, the Company entered into a consulting agreement with Mr. Quinn pursuant to which the Company agreed to pay Mr. Quinn semi annually in advance at the rate of $2,000 per month.

(2)	On June 11, 2013, the Company issued 25,000 shares of Common Stock to Mr. Quinn having a fair value of $2,500 ($0.10 per share) for services pursuant to a consulting agreement.

Employment Agreements

On May 8, 2013, the Company entered into a Consulting Agreement with Richard Wheeler, the Company’s President, Chief Executive Officer and Director, pursuant to which, at the Company’s request, he will analyze prospective investments for the Company and, as an agent of the Company, provide business consulting services for any such investments that the Company may make.  He is obligated to provide the services for at least ten days per month.  In accordance with the terms of the Consulting Agreement, the Company will pay Mr. Wheeler semi annually in advance at the rate of $2,000 per month and has granted him 50,000 shares of common stock.  The Consulting Agreement is for a term of five years but is terminable at any time during the term with or without cause by either party upon notice to the other party.

Other than as disclosed above, we do not have any employment agreements in place with any executive officers or employees.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of September 9, 2013 for: (i) each of our directors; (ii) each of our executive officers: (iii) all of our directors and executive officers as a group; and (iv) all persons, to our knowledge, are the beneficial owners of more than five percent (5%) of the outstanding shares of common stock. Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting or investment power with respect to the securities.

Name	Number of Shares Beneficially Owned	Percent of Class (1)
Beneficial Owners
Donna Cashwell(2)	5,000,000(3)	70%
All Beneficial Owners as a group	5,000,000	70%

Richard Wheeler	50,000	*
Luke Quinn	25,000	*
Laura Gignac(2)	0	1%

All Executive Officers and Directors as a group	75,000

* Less than 1%

(1)	Based on 7,115,000 shares of common stock outstanding as of September 9, 2013.
(2)	On May 8, 2013, Donna Cashwell and Laura Gignac resigned from their positions as officers and directors of the Company.
(3)	The 5,000,000 shares issued to Donna Cashwell are subject to a Stock Purchase Option Agreement, dated April 3, 2013, by and among Donna Cashwell, the Company, and DYNH Holdings, LLC.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Except as disclosed below, none of the following persons has any direct or indirect material interest in any transaction to which we are a party since our incorporation or in any proposed transaction to which we are proposed to be a party:

(A)     Any of our directors or officers;
(B)     Any proposed nominee for election as our director;
(C)     Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our common stock; or
(D)     Any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary of our company.

For the year ended May 31, 2013, the Officers of the Company contributed services having a fair value of $6,760.

On May 8, 2013, the Company entered into a Consulting Agreement with Richard Wheeler, the Company’s President, Chief Executive Officer and Director, pursuant to which, at the Company’s request, he will analyze prospective investments for the Company and, as an agent of the Company, provide business consulting services for any such investments that the Company may make.  He is obligated to provide the services for at least ten days per month.  In accordance with the terms of the Consulting Agreement, the Company will pay Mr. Wheeler semi annually in advance at the rate of $2,000 per month and has granted him 50,000 shares of common stock.  The Consulting Agreement is for a term of five years but is terminable at any time during the term with or without cause by either party upon notice to the other party.

On June 11, 2013, the Company entered into a Consulting Agreement with Luke Quinn, a Director of the Company, pursuant to which, at the Company’s request, he will analyze prospective investments for the Company and, as an agent of the Company, provide business consulting services for any such investments that the Company may make.  He is obligated to provide the services for at least ten days per month.  In accordance with the terms of the Consulting Agreement, the Company will pay Mr. Quinn semi annually in advance at the rate of $2,000 per month and has granted him 25,000 shares of common stock.  The Consulting Agreement is for a term of five years but is terminable at any time during the term with or without cause by either party upon notice to the other party.

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

Item 14.      Principal Accountant Fees and Services.

Audit Fees

For the Company’s fiscal years ended May 31, 2013 and May 31, 2012, we were billed approximately $13,495 and $18,028 respectively, for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

The Company did not incur any audit related fees, other than the fees discussed in Audit Fees, above, for services related to our audit for the fiscal years ended May 31, 2013 and May 31, 2012.

Tax Fees

For the Company’s fiscal years ended May 31, 2013 and May 31, 2012, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees, other than the fees discussed in Audit Fees, above, for services related to our audit for the fiscal years ended May 31, 2013 and May 31, 2012.

 Pre-Approval of Services

We do not have an audit committee. As a result, our Board of Directors performs the duties of an audit committee. Our Board of Directors evaluates and approves in advance the scope and cost of the engagement of an auditor before the auditor renders the audit and non-audit services. We do not rely on pre-approval policies and procedures.

PART IV

Item 15.      Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this report:

Financial Statements:

The balance sheets of the Company as of May 31, 2013 and May 31, 2012, the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended, the footnotes thereto, and the report of Liggett, Vogt and Webb, P.A., independent auditors, are filed herewith.

Exhibits:

Exhibit No.	Description

3.1 (1)	Articles of Incorporation
3.2 (1)	Bylaws
10.1	Joint Venture Agreement, dated June 19, 2013, by and among Dynamic Nutra Enterprise Holdings, Inc. and Pure Energy FX Inc.
31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Schema
101.CAL **	XBRL Taxonomy Calculation Linkbase
101.DEF **	XBRL Taxonomy Definition Linkbase
101.LAB **	XBRL Taxonomy Label Linkbase
101.PRE **	XBRL Taxonomy Presentation Linkbase

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

Date: September 13, 2013

Dynamic Nutra Enterprises Holdings, Inc.

/s/ Richard Wheeler
Name: Richard Wheeler President, Chief Executive Officer and Director (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Richard Wheeler	President, Chief Executive Officer and Director	September 13, 2013
Richard Wheeler	(Principal Executive Officer and Principal Financial Officer)

/s/ Luke Quinn	Director	September 13, 2013
Luke Quinn