Form 10-Q
period 2013-08-31
Dynamic Nutra Enterprises Holdings, Inc.
filed 2013-11-13
CIK 1520512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 333-176587

DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-3492854
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4263 Oceanside Boulevard Oceanside, California	92056
(Address of principal executive offices)	(Zip Code)

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

As of November 12, 2013, there were 7,115,000 shares of Common Stock, par value $0.0001 per share, outstanding.

DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q
August 31, 2013

DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	CONDENSED BALANCE SHEETS AS OF AUGUST 31, 2013 (UNAUDITED) AND AS OF MAY 31, 2013

PAGE	F-2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2013 AND 2012, AND FOR THE PERIOD FROM JUNE 8, 2010 (INCEPTION) TO AUGUST 31, 2013 (UNAUDITED)

PAGE	F-3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE PERIOD FROM JUNE 8, 2010 (INCEPTION) TO AUGUST 31, 2013 (UNAUDITED)

PAGE	F-4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED AUGUST 31, 2013 AND 2012 , AND FOR THE PERIOD FROM JUNE 8, 2010 (INCEPTION) TO AUGUST 31, 2013 (UNAUDITED)

PAGES	F-5 - F-12	NOTES CONDENSED TO FINANCIAL STATEMENTS (UNAUDITED)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Dynamic Nutra Enterprises Holdings, Inc
(A Development Stage Company)
Condensed Balance Sheets

	August 31, 2013	May 31, 2013
	(Unaudited)
Assets
Current Assets:
Cash	$-	$50,036
Loan receivable	300	300
Prepaid expense	1,305	-
Total Current Assets	1,605	50,336

Property and equipment, net	455	-

Other Assets:
Prepaid expense	2,389	-
Debt Issue Cost, net	7,433	9,141
Total Other Assets	9,822	9,141

Total Assets	$11,882	$59,477
Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued expenses	$26,730	$41,422
Accounts payable - related party	6,000	-
Note payable	100	100
Total Current Liabilities	32,830	41,522

Long Term Liabilities:
Note Payable - Convertible	52,500	52,500

Total Liabilities	85,330	94,022

Commitments and Contingencies (See Note 8)

Stockholders' Deficit:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 7,115,000 and 7,090,000 shares issued and outstanding, respectively	712	709
Additional paid-in capital	255,990	253,493
Deficit accumulated during the development stage	(330,150)	(288,747)
Total Stockholders' Deficit	(73,448)	(34,545)
Total Liabilities and Stockholders' Deficit	$11,882	$59,477

See accompanying notes to condensed unaudited financial statements

Dynamic Nutra Enterprises Holdings, Inc
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the period from June 8, 2010 (Inception) to
	August 31, 2013	August 31, 2012	August 31, 2013

Revenues	$-	$-	$1,878

Operating Expenses
Consulting expense	12,611	15,000	155,551
Professional expense	16,411	12,213	106,030
Officers compensation	-	-	4,900
Advertising expense	-	-	6,170
In kind contribution of services	-	1,690	13,520
General and administrative	10,278	11,159	41,851
Impairment loss from website development	-	-	1,580
Total Operating Expenses	39,300	40,062	329,602

Loss from Operations	(39,300)	(40,062)	(327,724)

Other Expense
Interest expense	(2,103)	-	(2,426)
Total Other Expense	(2,103)	-	(2,426)

Net loss	$(41,403)	$(40,062)	$(330,150)

Net loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the period - basic and diluted	7,112,011	7,040,000

See accompanying notes to condensed unaudited financial statements

Dynamic Nutra Enterprises Holdings, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Equity (Deficit)
For the Period From June 8, 2010 (Inception) to August 31, 2013
(Unaudited)

	Preferred Stock $.0001 Par Value		Common stock $0.0001 Par Value		Additional Paid-in	Deficit accumulated during the development	Total Stockholder's Equity
	Shares	Amount	Shares	Amount	Capital	stage	(Deficit)

Balance June 8, 2010	-	-	-	$-	$-	$-	$-

Common Stock issued at par to Founder for cash and services	-	-	5,000,000	500	-	-	500

Common stock issued through private placement memorandum for cash ($0.10)	-	-	2,040,000	204	203,796	-	204,000

Blue Sky Fees	-	-	-	-	(12,175)	-	(12,175)

Net loss for the period from June 8, 2010 (inception) to May 31, 2011	-	-	-	-	-	(39,640)	(39,640)

Balance, May 31, 2011	-	-	7,040,000	704	191,621	(39,640)	152,685

In kind contribution of services	-	-	-	-	6,760	-	6,760

Net loss for the year ended May 31, 2012	-	-	-	-	-	(136,560)	(136,560)

Balalnce, May 31, 2012	-	-	7,040,000	704	198,381	(176,200)	22,885

In kind contribution of services	-	-	-	-	6,760	-	6,760

Expenses paid by shareholder on Company's behalf	-	-	-	-	43,357	-	43,357

Stock issued for services	-	-	50,000	5	4,995	-	5,000

Net loss for the year ended May 31, 2013	-	-	-	-	-	(112,547)	(112,547)

Balalnce, May 31, 2013	-	-	7,090,000	709	253,493	(288,747)	(34,545)

Stock issued for services	-	-	25,000	3	2,497	-	2,500

Net loss for the three months ended August 31, 2013	-	-	-	-	-	(41,403)	(41,403)

Balance, August 31, 2013	-	$-	7,115,000	$712	$255,990	$(330,150)	$(73,448)

See accompanying notes to condensed unaudited financial statements

Dynamic Nutra Enterprises Holdings, Inc
(A Development Stage Company)
Condensed Statements of Cash Flows Unaudited

	For the Three Months Ended		For the period from June 8, 2010 (Inception) to
	August 31, 2013	August 31, 2012	August 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(41,403)	$(40,062)	$(330,150)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization/Depreciation Expense	13	152	1,433
Debt issue costs	1,708	-	1,971
Stock issued for services	-	-	500
Stock issued for services - related party	2,500	-	7,500
In kind contribution of services	-	1,690	13,520
Impairment loss on website development	-	-	1,580
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	(3,694)	-	(3,694)
(Decrease) Increase in accounts payable and accrued expenses	(8,692)	20,740	32,730
Net Cash Used In Operating Activities	(49,568)	(17,480)	(274,610)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property and equipment	(468)	-	(3,468)
Loan receivable	-	-	(300)
Net Cash Used in Investing Activities	(468)	-	(3,768)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	-	-	100
Proceeds from convertible note, net of debt issue costs	-	-	43,096
Proceeds from issuance of common stock	-	-	191,825
Expenses paid by former shareholder	-	-	43,357
Net Cash Provided By Financing Activities	-	-	278,378

Net Decrease in Cash and Cash Equivalents	(50,036)	(17,480)	-

Cash and Cash Equivalents - Beginning of Period	50,036	22,803	-

Cash and Cash Equivalents - End of Period	$-	$5,323	$-

SUPPLEMENTARY CASH FLOW INFORMATION:

Cash Paid During the Period for:
Taxes	$-	$-	$-
Interest	$-	$-	$-

See accompanying notes to condensed unaudited financial statements

DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF AUGUST 31, 2013

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At August 31, 2013 and May 31, 2013, the Company had no cash equivalents.

DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF AUGUST 31, 2013

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

(F) Advertising Expense

Advertising and marketing costs are expensed as incurred. Advertising and marketing expense was $0, $0, $6,170 for the three months ended August 31, 2013 and 2012 and the period from June 8, 2010 (inception) to August 31, 2013, respectively.

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
AS OF AUGUST 31, 2013

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

(J) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. The Company had no cash in excess of FDIC insurance limits at August 31, 2013.

For the year ended May 31, 2013, 100% of sales were from one customer. From inception, 100% of sales were from one customer.

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

At August 31, 2013, the Company has no instruments that require additional disclosure.

DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF AUGUST 31, 2013

(L) Debt Issue Costs

Debt issue costs in connection with raising funds through the issuance of convertible note  are amortized over the life of the convertible note.

(M) Recent Accounting Pronouncements

Recent accounting pronouncements issued by FASB (including its Emerging Issues Task Force), the AICPA, and the SEC, did not, or are not believed by management, to have a material impact on the Company’s present or future financial statements.

NOTE 2	EQUIPMENT AND WEBSITE DEVELOPMENT COSTS

	August 31, 2013	May 31, 2013
Website development costs	$1,420	$1,420
Computer Equipment	468	-
Accumulated amortization/ depreciation	(1,433)	(1,420)
Total	$455	$-

Depreciation and amortization expense was $13, $152, $1,433 for the three months ended August 31, 2013 and 2012 and the period from June 8, 2010 (inception) to August 31, 2013, respectively.

During the year ended May 31, 2013, the Company determined that the website was fully impaired and recognized an impairment of $1,580.

NOTE 3	LOAN RECEIVABLE

During the year ended May 31, 2013, the Company loaned $300 to a former related party. The loan is non-interest bearing and due on demand.

DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF AUGUST 31, 2013

NOTE 4	DEBT ISSUE COSTS

During the year ended May 31, 2013, the Company paid debt issue costs totaling $9,404.

The following is a summary of the Company’s debt issue costs:

Debt issue costs as of May 31, 2013	$9,404
Amortization of debt issue costs as of May 31, 2013	(263)
Debt issue costs – net as of May 31, 2013	9,141
Amortization of debt issue costs as of August 31, 2013	(1,708)
Debt issue costs – net as of August 31, 2013	$7,433

NOTE 5	CONVERTIBLE NOTE

On May 17, 2013 the Company issued a convertible promissory note in the amount of $52,500. The note was bearing an interest at a rate of 3% per annum and is due on September 30, 2014. The note can be converted into 50,000 shares of Preferred Stock of the Company prior to maturity date or in the event of change of control prior to the repayment in full.  As of August 31, 2013, the Company has accrued interest of $456.

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

(B) Common Stock Issued for Cash and Services

For the three months ended August 31, 2013, the Company issued 25,000 shares of common stock to its Director for services with a fair value of $2,500 ($0.10 per share) (See Note 8 and 9).

DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF AUGUST 31, 2013

For the year ended May 31, 2013, the Company issued 50,000 shares of common stock to its President for services with a fair value of $5,000 ($0.10 per share) (See Note 8 and 9).

For the period ended May 31, 2011, the Company issued 2,040,000 shares of common stock for $204,000 ($0.10/share) and paid direct offering cost of $12,175.  The Company also issued 5,000,000 shares of common stock to its founder for $100 in cash and services with a fair value of $400 ($0.0001 per share) (See Note 9).

(C) In Kind Contribution of Services

For the year ended May 31, 2013, the Officers of the Company contributed services having a fair value of $6,760 (See Note 9).

For the year ended May 31, 2012, the Officers of the Company contributed services having a fair value of $6,760 (See Note 9).

NOTE 8	COMMITMENTS AND CONTINGENCIES

On July 19, 2013 the Company entered into a five year joint venture agreement with Pure Energy FX, Inc., for the purpose of conducing marketing and promotion efforts for certain beverage and health products, including a Playboy branded energy drink. The joint venture will conduct business under the name of “Alternative Health Solutions LLC”. According to the agreement the Company agrees to contribute $27,000 to the joint venture over a three months period. Pure Energy FX, Inc agrees to contribute all the marketing services and expertise for use in the joint venture. As of today, the Joint Venture has not been formed and the Company has not contributed any funds under the agreement.

On June 11, 2013, the Company entered into a five year consulting agreement with the Director to receive administrative and other miscellaneous services.  The Company is required to pay $2,000 a month and grant 25,000 shares of its common stock, (See Note 7(B) and 9).

On May 24, 2013, the Company entered into a 21 months consulting agreement to receive administrative and other miscellaneous services.  The Company is required to pay $500 per month from May 24, 2013 until and including August 30, 2013.  The consulting fee increases to $2,500 per month from September 1, 2013 until and including February 24, 2015.

On May 8, 2013, the Company entered into a five year consulting agreement with its President to receive administrative and other miscellaneous services. The Company is required to pay $2,000 a month and grant 50,000 shares of its common stock, (See Note 7(B) and 9).

On January 1, 2011, the Company entered into a consulting agreement to receive administrative and other miscellaneous services.  The Company is required to pay $5,000 a month.  The agreement was terminated effective March 31, 2013.

DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF AUGUST 31, 2013

On July 15, 2010, the Company entered into a $10,000 consulting agreement for services to further the business.  These services include, but are not limited to the following: identify individuals and groups that may have an interest in learning more about the product offerings and invite these individuals and groups to listen to a presentation and assist the team with follow up.  This agreement is to remain in effect unless either party desires to cancel the agreement. No services were rendered as of August 31, 2013.

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

NOTE 9	RELATED PARTY TRANSACTIONS

During the three months ended August 31, 2013, the Company accrued $6,000 for consulting services provided by its President and Director.

For the three months ended August 31, 2013, the Company issued 25,000 shares of common stock to its Director of the Company for services with a fair value of $2,500 ($0.10 per share) (See Note 7(B) and 8).

For the year ended May 31, 2013, the Officers of the Company contributed services having a fair value of $6.760 (See Note 7(C)).

For the year ended May 31, 2013, the Company issued 50,000 shares of common stock to a its President of the Company for services with a fair value of $5,000 ($0.10 per share) (See Note 7(B) and 8).

For the year ended May 31, 2012, the Officers of the Company contributed services having a fair value of $6,760 (See Note 7(C)).

For the period ended May 31, 2011, the Company issued 2,040,000 shares of common stock for $204,000 ($0.10/share) and paid direct offering cost of $12,175. The Company also issued 5,000,000 shares of common stock to its founder for $100 in cash and services with a fair value of $400 ($0.0001 per share) (See Note 7(B)).

The Company paid $4,500 to the Officers of the Company as compensation expense during 2011.

DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF AUGUST 31, 2013

NOTE 10	GOING CONCERN

As reflected in the accompanying condensed unaudited financial statements, the Company is in the development stage with limited operations, a working capital of $31,225 and stockholders’ deficiency of $73,448 has used cash in operations of $274,610 from inception and has a net loss since inception of $330,150. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 11	SUBSEQUENT EVENT

On September 24, 2013, we announced that our recently formed subsidiary, Syracusa, LLC, signed a Letter of Intent to form a joint venture with affiliates of San Francisco Bay area property developer for the development of certain tracts of land generally located south of the village of San Felipe Baja Mexico. As of November 12, 2013, the LOI has expired and the parties have agreed to terminate any further negotiations.

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

Our independent auditors have issued a going concern opinion that raises substantial doubt about our ability to continue as a going concern. As reflected in the financial statements in this prospectus, we are a development stage company with limited operations. We had a net loss of $330,150 since inception (June 8, 2010) through August 31, 2013.

Results of Operations for the three months ended August 31, 2013 as compared to the three months ended August 31, 2012

The following table presents the statement of operations for the three months ended August 31, 2013 as compared to the three months ended August 31, 2012. The discussion following the table is based on these results.

	For the Three Months Ended
	August 31, 2013	August 31, 2012

Revenues	$-	$-

Total Operating Expenses	39,300	40,062

Total Other Expense	2,103	-

Net loss	$(41,403)	$(40,062)

Net loss per share - basic and diluted	$(0.01)	$(0.01)

Total Revenues

For the three months ended August 31, 2013 and 2012, we had no revenues. The company has had difficulty operating its business and generating revenue.

Operating Expenses

Operating expenses for the three months ended August 31, 2013 were $39,300 compared to $40,062 for the three months ended August 31, 2012. For the three months ended August 31, 2013 we incurred consulting fees of $12,611, professional fees totaling $16,411, in kind contribution of services of $0, and general and administrative expenses totaling $10,278. For the three months ended August 31, 2012 our consulting fees totaled $15,000, professional fees were $12,213, in kind contribution of services was $1,690 and general and administrative expenses totaled $11,159.  Cash on hand as of August 31, 2013 was $0 compared to $50,036 for the year ended May 31, 2013.

Net Loss

Net loss was $41,403 for the three months ended August 31, 2013 compared to $40,062 for the three months ended August 31, 2012. Our net loss since inception (June 8, 2010) through August 31, 2013 was $330,150.

Capital Resources and Liquidity

We raised cash to grow our business through a private placement that was completed on September 20, 2010. If we determine that we need more money to build our business, we will seek alternative sources, like a second private placement of securities or loans from our officers or others. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and are unable to raise it, we will either have to suspend or cease our expansion plans entirely. Other than as described in this registration statement, we have no other financing plans. The company is not generating any revenues and will be attempting to either grow the revenue stream or possibly bring in additional capital.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Going Concern

As reflected in the accompanying condensed unaudited financial statements, the Company is in the development stage with no operations, used cash in operations of $274,610 from inception and has a net loss since inception of $330,150. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital through shareholder loans and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Loss Per Share

In accordance with the accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share” basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. As of August 31, 2013 and August 31, 2012 there are no common stock equivalents outstanding.

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

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of August 31, 2013. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were ineffective at such time to ensure that information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls, which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, was inappropriate to allow timely decisions regarding required disclosure.

Additionally, based on management’s assessment, the Company determined that there were material weaknesses in its internal control over financial reporting as of August 31, 2013.

Therefore, our internal controls over financial reporting were not effective as of August 31, 2013 based on the material weaknesses described below:

1.
We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ended August 31, 2013. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.
We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

Our management determined that these deficiencies constituted material weaknesses.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal controls over financial reporting during three months ended August 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to the terms of a Consulting Agreement, dated May 8, 2013, Mr. Richard Wheeler was issued 50,000 shares our common stock, par value $0.0001.

Pursuant to the terms of a Consulting Agreement, dated June 11, 2013, Mr. Luke Quinn was issued 25,000 shares of our common stock, par value $0.0001.

The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for the above issuances.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2013
Dynamic Nutra Enterprises Holdings, Inc.
/s/ Richard Wheeler
Name: Richard Wheeler Chief Executive Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)