Form 10-Q
period 2013-11-30
il2m INTERNATIONAL CORP.
filed 2014-01-21
CIK 1520512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 333-176587

il2m INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Nevada	27-3492854
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3500 West Olive Avenue Suite 810 Burbank, California	91505
(Address of principal executive offices)	(Zip Code)

(818) 953-7585
(Registrant’s telephone number, including area code)

DYNAMIC NUTRA ENTERPRISES HOLDINGS INC.
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

As of January 14, 2013, there were 125,711,500 shares of Common Stock, par value $0.0001 per share, outstanding.*

*This figure is based on the reverse stock split of one for 10 (1:10) effected January 9, 2014, which reduced the total issued and outstanding from 7,040,000 to 704,000 shares of common stock il2m INTERNATIONAL CORP.
formerly known as Dynamic Nutra Enterprises Holdings Inc.

QUARTERLY REPORT ON FORM 10-Q
November 30, 2013

IL2M INTERNATIONAL CORP
(F/K/A DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.)
 (A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	CONDENSED BALANCE SHEETS AS OF NOVEMBER 30, 2013 (UNAUDITED) AND AS OF MAY 31, 2013

PAGE	F-2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2013 AND 2012, AND FOR THE PERIOD FROM JUNE 8, 2010 (INCEPTION) TO NOVEMBER 30, 2013 (UNAUDITED)

PAGE	F-3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE PERIOD FROM JUNE 8, 2010 (INCEPTION) TO NOVEMBER 30, 2013 (UNAUDITED)

PAGE	F-4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED NOVEMBER 30, 2013 AND 2012 , AND FOR THE PERIOD FROM JUNE 8, 2010 (INCEPTION) TO NOVEMBER 30, 2013 (UNAUDITED)

PAGES	F-5 - F-16	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

IL2M International Corp
(f/k/a Dynamic Nutra Enterprises Holdings, Inc)
(A Development Stage Company)
 Condensed Balance Sheets

Assets

	November 30, 2013	May 31, 2013
	(Unaudited)

Current Assets:
Cash	$-	$50,036
Loan receivable	300	300
Total Current Assets	300	50,336

Property and equipment, net	431	-

Other Assets:
Debt Issue Cost, net	5,725	9,141
Total Other Assets	5,725	9,141

Total Assets	$6,456	$59,477

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued expenses	$1,329	$41,422
Note payable	100	100
Loan payable - related party	520	-
Note payable - Convertible, net of debt discount of $48,658 and $0	26,342	-
Derivative liability	52,425,892	-
Total Current Liabilities	52,454,183	41,522

Long Term Liabilities:
Note Payable - Convertible	-	52,500
Total Long Term Liabilities	-	52,500

Total Liabilities	52,454,183	94,022

Commitments and Contingencies (See Note 10)

Stockholders' Deficit:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized;
711,500 and 709,000 shares issued and outstanding, respectively	71	71
Additional paid-in capital	318,527	254,131
Deficit accumulated during the development stage	(52,766,325)	(288,747)
Total Stockholders' Deficit	(52,447,727)	(34,545)
Total Liabilities and Stockholders' Deficit	$6,456	$59,477

See accompanying notes to  condensed unaudited financial statements

IL2M International Corp
(f/k/a Dynamic Nutra Enterprises Holdings, Inc)
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended		For the period from June 8, 2010 (Inception) to
	November 30, 2013	November 30, 2012	November 30, 2013	November 30, 2012	November 30, 2013

Revenues	$-	$-	$-	$-	$1,878

Operating Expenses
Consulting expense	27,660	15,000	40,271	30,000	183,211
Professional expense	24,264	4,468	40,675	16,681	130,294
Officers compensation	-	-	-	-	4,900
Advertising expense	-	-	-	-	6,170
In kind contribution of services	-	1,690	-	3,380	13,520
General and administrative	4,911	(2,386)	15,189	8,773	46,762
Impairment loss from website development	-	1,580	-	1,580	1,580
Total Operating Expenses	56,835	20,352	96,135	60,414	386,437

Loss from Operations	(56,835)	(20,352)	(96,135)	(60,414)	(384,559)

Other Expense
Derivative expense	(33,247,929)	-	(33,247,929)	-	(33,247,929)
Change in fair value of embedded derivative liability	(19,125,463)	-	(19,125,463)	-	(19,125,463)
Amortization of debt discount	(3,842)	-	(3,842)	-	(3,842)
Interest expense	(2,106)	-	(4,209)	-	(4,532)
Total Other Income	(52,379,340)	-	(52,381,443)	-	(52,381,766)

Net loss	$(52,436,175)	$(20,352)	$(52,477,578)	$(60,414)	$(52,766,325)

Net loss per share - basic and diluted	$(73.70)	$(0.03)	$(73.77)	$(0.09)

Weighted average number of shares outstanding during the period - basic and diluted	711,500	704,000	711,350	704,000

See accompanying notes to  condensed unaudited financial statements

IL2M International Corp
(f/k/a Dynamic Nutra Enterprises Holdings, Inc)
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Equity (Deficit)
For the Period From June 8, 2010 (Inception) to November 30, 2013
(Unaudited)

	Preferred Stock		Common stock			Deficit accumulated
	$.0001 Par Value		$0.0001 Par Value		Additional	during the	Total
	Number of				Paid-in	development	Stockholder's
	Shares	Amount	Shares	Amount	Capital	stage	Equity (Deficit)

Balance June 8, 2010	-	-	-	$-	$-	$-	$-

Common Stock issued at par to Founder for cash and services	-	-	500,000	50	450	-	500

Common stock issued through private placement memorandum for cash ($1)	-	-	204,000	20	203,980	-	204,000

Blue Sky Fees	-	-	-	-	(12,175)	-	(12,175)

Net loss for the period from June 8, 2010 (inception) to May 31, 2011	-	-	-	-	-	(39,640)	(39,640)

Balance, May 31, 2011	-	-	704,000	70	192,255	(39,640)	152,685

In kind contribution of services	-	-	-	-	6,760	-	6,760

Net loss for the year ended May 31, 2012	-	-	-	-	-	(136,560)	(136,560)

Balance, May 31, 2012	-	-	704,000	70	199,015	(176,200)	22,885

In kind contribution of services	-	-	-	-	6,760	-	6,760

Expenses paid by shareholder on Company's behalf	-	-	-	-	43,357	-	43,357

Stock issued for services	-	-	5,000	1	4,999	-	5,000

Net loss for the year ended May 31, 2013	-	-	-	-	-	(112,547)	(112,547)

Balance, May 31, 2013	-	-	709,000	71	254,131	(288,747)	(34,545)

In kind contribution of services	-	-	-	-	16,000	-	16,000

Expenses paid by shareholder on Company's behalf	-	-	-	-	45,896	-	45,896

Stock issued for services	-	-	2,500	0	2,500	-	2,500

Net loss for the six months ended November 30, 2013	-	-	-	-	-	(52,477,578)	(52,477,578)

Balance, November 30, 2013	-	$-	711,500	$71	$318,527	$(52,766,325)	$(52,447,727)

See accompanying notes to  condensed unaudited financial statements

IL2M International Corp
(f/k/a Dynamic Nutra Enterprises Holdings, Inc)
(A Development Stage Company)
Condensed Statements of Cash Flows

	For the Six Months Ended		For the period from June 8, 2010 (Inception) to
	November 30, 2013	November 30, 2012	November 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(52,477,578)	$(60,414)	$(52,766,325)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization/Depreciation Expense	37	301	1,457
Amortization of debt issue costs	3,416	-	3,679
Stock issued for services	-	-	500
Stock issued for services - related party	2,500	-	7,500
In kind contribution of services	16,000	3,380	29,520
Impairment loss on website development	-	1,580	1,580
Derivative expense	33,247,929	-	33,247,929
Change in fair value of derivative liability	19,125,463	-	19,125,463
Amortization of debt discount	3,842	-	3,842
Changes in operating assets and liabilities:
(Decrease)Increase in accounts payable and accrued expenses	(17,593)	33,446	23,830
Net Cash Used In Operating Activities	(95,984)	(21,707)	(321,025)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property and equipment	(468)	-	(3,469)
Loan receivable	-	-	(300)
Net Cash Used in Investing Activities	(468)	-	(3,769)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	-	-	100
Proceeds from note payable - related party	520	-	520
Proceeds from convertible note, net of debt issue costs	-	-	43,096
Proceeds from issuance of common stock	-	-	191,825
Expenses paid by former shareholder	45,896	-	89,253
Net Cash Provided By Financing Activities	46,416	-	324,794

Net Decrease in Cash and Cash Equivalents	(50,036)	(21,707)	-

Cash and Cash Equivalents - Beginning of Period	50,036	22,803	-

Cash and Cash Equivalents - End of Period	$-	$1,096	$-

SUPPLEMENTARY CASH FLOW INFORMATION:

Cash Paid During the Period for:
Taxes	$-	$-	$-
Interest	$-	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

For the six months ended November 30, 2013, a related party paid expenses on behalf of the Company of $45.896. The amount was treated as contributed capital from a non-related party.

Debt discount recorded on convertible debt accounted for as a derivative liability	$52,500	$-	$52,500

During the six months ended November 30, 2013, a non-related party converted $22,500 of accounts payable into a convertible note of $22,500	$22,500	$-	$22,500

For the year ended May 31, 2013, a related party paid expenses on behalf of the Company of $43,357.  The amount was treated as contributed capital from a non-related party.

See accompanying notes to  condensed unaudited financial statements

IL2M INTERNATIONAL CORP
(F/K/A DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF NOVEMBER 30, 2013
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

il2m International Corp. was incorporated under the laws of the State of Nevada on June 8, 2010 under the name "Dynamic Nutra Enterprises Holdings, Inc." to market and sell a brewer's yeast product called  Beta Glucan™ that can eliminate acne for a majority of people who use it as a dietary supplement. Effective November 15, 2013, our Board of Directors and the majority shareholders of the Company approved an amendment to our articles of incorporation to change our name from "Dynamic Nutra Enterprises Holdings Inc." to "il2m International Corp." (the “Name Change Amendment”). The Name Change Amendment was filed with the Secretary of State of Nevada on November 26, 2013 changing the name of the Company to "il2m International Corp." (the "Name Change"). The Name Change was effected to better reflect the future business operations of the Company.

Therefore, our business operations will change to that of developing, creating and marketing a social media platform called Ilink2music.com. Ilink2music.com is an unparalleled social media platform that will allow users to unify their personal digital-mobile lifestyle while simultaneously providing exclusive international music entertainment content, networking, events, products, services; featuring a unique internet radio station and exceptional co-creation content aiming at facilitating and revolutionizing the management of your on-line “way of life”. Our platform is a Horizontal - adaptable business model based on the strategic use of Multi-Sensory Branding, Co-Creation, Product Placement, Immersion User Experience Applications, ROI Relationship/Currency with Economy and Licensing Structures. It is built to adapt and to embrace the monumental shifts and disruptive technologies that are changing every facet of business. Ilink2music.com is positioned to leverage and facilitate change in the Global end user driven Digital/ Mobile content/Product placement Eco system.

Ilink2music.com will enable the user to create a profile in the music entertainment zone that displays his/her talents or expertise, whether they are a musician, composer, songwriter, vocalist, performer, conductor, arranger, instrumentalist, dancer, choreographer, DJ, music video producer and/or director, booking agent, recording studio, audio engineer, record label, events planner, music venue, music broadcaster, music educator, music publisher, road crew, talent manager, entertainment lawyer, etc. The user can also simply be a music fan that enjoys listening to music, socializing or following and supporting others. Each member will be able to network within our community in order to find what they’re looking for: a singer for a band, an event planner for a nightclub, a DJ for a party, a violinist or pianist for an orchestra, a choreographer for your dance crew, a music venue for your event.

On November 15, 2013, the Company amended its articles of incorporation to change its name to IL2M International Corp.

Activities during the development stage include developing the business plan and raising capital.

IL2M INTERNATIONAL CORP
(F/K/A DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF NOVEMBER 30, 2013
(UNAUDITED)

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At November 30, 2013 and May 31, 2013, the Company had no cash equivalents.

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

IL2M INTERNATIONAL CORP
(F/K/A DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF NOVEMBER 30, 2013
(UNAUDITED)

The computation of basic and diluted loss per share at November 30, 2013 and November 30, 2012 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	November 30, 2013	November 30, 2012

Convertible Debt (Exercise price - $0.001/share)	75,000,000	-
Total	75,000,000	-

(F) Advertising Expense

Advertising and marketing costs are expensed as incurred. Advertising and marketing expense was $0, $0, $6,170 for the six months ended November 30, 2013 and 2012 and the period from June 8, 2010 (inception) to November 30, 2013, respectively.

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

IL2M INTERNATIONAL CORP
(F/K/A DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF NOVEMBER 30, 2013
(UNAUDITED)

(J) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. The Company had no cash in excess of FDIC insurance limits at November 30, 2013.

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

●
Level 2 -inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 – unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

At November 30, 2013, the  convertible notes payable and derivative liability are valued as Level 3.

IL2M INTERNATIONAL CORP
(F/K/A DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF NOVEMBER 30, 2013
(UNAUDITED)

	November 30, 2013				May 31, 2013
	Fair Value Measurement Using				Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Derivative Liabilities	$-	-	52,425,892	52,425,892	$-	-	-	-

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

(M) Derivative Financial Instruments

Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments, and measurement of their fair value for accounting purposes.  In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model.  In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement.  If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

Once determined, derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives.  In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the Black-Scholes option-pricing model.

(N) Original Issue Discount

For certain convertible debt issued, the Company provides the debt holder with an original issue discount.  The original issue discount is recorded to debt discount, reducing the face amount of the note and is amortized to interest expense over the life of the debt.

IL2M INTERNATIONAL CORP
(F/K/A DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF NOVEMBER 30, 2013
(UNAUDITED)

(O) Debt Issue Costs and Debt Discount

The Company may pay debt issue costs, and record debt discounts in connection with raising funds through the issuance of convertible debt.  These costs are amortized to interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

NOTE 2	EQUIPMENT AND WEBSITE DEVELOPMENT COSTS

	November 30, 2013	May 31, 2013
Website development costs	$-	$1,420
Computer Equipment	468	-
Accumulated amortization/ depreciation	(37)	(1,420)
Total	$431	$-

Depreciation and amortization expense was $37, $301, $1,458 for the six months ended November 30, 2013 and 2012 and the period from June 8, 2010 (inception) to November 30, 2013, respectively.

During the year ended May 31, 2013, the Company determined that the website was fully impaired and recognized an impairment of $1,580.

NOTE 3	LOAN RECEIVABLE

During the year ended May 31, 2013, the Company loaned $300 to a former related party. The loan is non-interest bearing and due on demand.

IL2M INTERNATIONAL CORP
(F/K/A DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF NOVEMBER 30, 2013
(UNAUDITED)

NOTE 4	DEBT ISSUE COSTS

During the year ended May 31, 2013, the Company paid debt issue costs totaling $9,404.

The following is a summary of the Company’s debt issue costs:

Debt issue costs as of May 31, 2013	$9,404
Amortization of debt issue costs as of May 31, 2013	(263)
Debt issue costs – net as of May 31, 2013	9,141

Amortization of debt issue costs as of November 30, 2013	(3,416)
Debt issue costs – net as of November 30, 2013	$5,725

NOTE 5	DEBT DISCOUNT

During the six months ended November 30, 2013 and year ended May 31, 2013, the Company recorded debt discounts totaling $52,500 and $0, respectively.

The debt discount recorded in 2013 pertains to convertible debt that contains embedded conversion options that are required to bifurcated and reported at fair value and original issue discounts.

The Company amortized $3,842 and $3,842, respectively, during the three and six months ended November 30, 2013.

	6 Months Ended	6 Months Ended
	November 30, 2013	November 30, 2012
Debt discount	$52,500	$-
Accumulated amortization of debt discount	(3,842)	-

Debt discount - Net	$48,658	$-

NOTE 6	CONVERTIBLE NOTES

The debt holders are entitled, at their option, to convert all or part of the principal and accrued interest into shares of the Company’s common stock at the conversion prices and terms discussed above. The Company classifies embedded conversion features in these notes as a derivative liability due to management’s assessment that the Company may not have sufficient authorized number of shares of common stock required to net-share settle. See Note 6 regarding accounting for derivative liabilities.

On May 17, 2013 the Company issued a convertible promissory note in the amount of $52,500. The note was bearing an interest at a rate of 3% per annum and is due on September 30, 2014. The note can be converted into 50,000 shares of Preferred Stock of the Company prior to maturity date or in the event of change of control prior to the repayment in full.  On November 6, 2013, the Company amended the convertible promissory note to change the conversion price to $0.001 per share of common stock.   As of November 30, 2013, the principle balance remained at $52,500.  As of November 30, 2013, the Company has accrued interest of $793.

IL2M INTERNATIONAL CORP
(F/K/A DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF NOVEMBER 30, 2013
(UNAUDITED)

On October 30, 2013 the Company issued a convertible promissory note in the amount of $22,500 in exchange for account payable.   The note is non-interest bearing and due on demand.  The note can be converted into shares of Common Stock of the Company at a conversion price to $0.001 per share.  As of November 30, 2013, the principle balance remained at $22,500.

NOTE 7	DERIVATIVE LIABILITIES

The Company identified conversion features embedded within convertible debt. The Company has determined that the features associated with the embedded conversion option should be accounted for at fair value as a derivative liability as the Company could not determine if a sufficient number of shares would be available to settle all transactions.

The fair value of the conversion feature is summarized as follows:

Derivative Liability - May 31, 2013	$-
Fair value at the commitment date for convertible instruments	33,247,929
Change in fair value of embedded derivative liability	19,125,463

Derivative Liability - November 30, 2013	$52,373,392

The Company recorded a derivative expense of $33,247,929 and $0 for the six months ended November 30, 2013 and 2012, respectively.

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions:

	Commitment Date	Re-measurement Date

Expected dividends:	0%	0%
Expected volatility:	203.66% - 204.70%	243.61%
Expected term:	1 Year	1 Year
Risk free interest rate:	0.11%	0.13%

NOTE 8	NOTE PAYABLE

On May 14, 2014 the Company received $100 from an unrelated party. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand.

IL2M INTERNATIONAL CORP
(F/K/A DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF NOVEMBER 30, 2013
(UNAUDITED)

NOTE 9	LOAN PAYABLE – RELATED PARTY

On November 19, 2013 the Company received $520 from a related party. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand.

NOTE 10	STOCKHOLDERS’ EQUITY

(A) Preferred Stock

The Company’s Articles of Incorporation authorize 10,000,000 shares of preferred stock with a par value of $.0001 with rights and preferences to be determined by the Board of Directors.

(B) Common Stock Issued for Cash and Services

For the six  months ended November 30, 2013, the Company issued 2,500 shares of common stock to the former director for services with a fair value of $2,500 ($1/per share) (See Note 10 and 11).

For the year ended May 31, 2013, the Company issued 5,000 shares of common stock to the President for services with a fair value of $5,000 ($1/ per share) (See Note 10 and 11).

For the period ended May 31, 2011, the Company issued 204,000 shares of common stock for $204,000 ($1/share) and paid direct offering cost of $12,175.  The Company also issued 500,000 shares of common stock to its founder for $100 in cash and services with a fair value of $400 ($.001 per share) (See Note 11).

(C) In Kind Contribution of Services

For the six months ended November 30, 2013, a company controlled by the CEO paid operating expenses on behalf of the Company totaling $45,896, which was forgiven and recorded as an in-kind contribution of capital (See Note 11).

For the six months ended November 30, 2013, the former Officers of the Company contributed services having a fair value of $16,000 (See Note 11).

For the year ended May 31, 2013, the Officers of the Company contributed services having a fair value of $6,760 (See Note 11).

For the year ended May 31, 2012, the Officers of the Company contributed services having a fair value of $6,760 (See Note 11).

IL2M INTERNATIONAL CORP
(F/K/A DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF NOVEMBER 30, 2013
(UNAUDITED)

(D) Amended to the Articles of Incorporation

On November 15, 2013 the Company amended its Articles of Incorporation to provide for an increase in its authorized share capital. The authorized capital stock increased to 500,000,000 common shares at a par value of $0.0001 per share, with class and series designations, voting rights, and relative rights and preferences to be determined by the Board of Directors of the Company from time to time.

(E) Stock Split

On November 15, 2013, the Company declared a 1 for 10 reverse common stock split effective to stockholders of record on January 9, 2014.  Per share and weighted average amounts have been retroactively restated in the accompanying financial statements and related notes to reflect this stock split (See Note 13).

NOTE 11	COMMITMENTS AND CONTINGENCIES

On July 19, 2013 the Company entered into a five year joint venture agreement with Pure Energy FX, Inc., for the purpose of conducing marketing and promotion efforts for certain beverage and health products, including a Playboy branded energy drink. The joint venture will conduct business under the name of “Alternative Health Solutions LLC”. According to the agreement the Company agrees to contribute $27,000 to the joint venture over a three months period. Pure Energy FX, Inc agrees to contribute all the marketing services and expertise for use in the joint venture.   Effective November 13, 2013, this agreement was terminated.

On June 11, 2013, the Company entered into a five year consulting agreement with its Director to receive administrative and other miscellaneous services.  The Company is required to pay $2,000 a month and grant 25,000 shares of its common stock.  Effective November 13, 2013, the agreement was terminated.

On May 24, 2013, the Company entered into a 21 months consulting agreement to receive administrative and other miscellaneous services.  The Company is required to pay $500 per month from May 24, 2013 until and including August 30, 2013.  The consulting fee increases to $2,500 per month from September 1, 2013 until and including February 24, 2015. Effective November 13, 2013, the agreement was terminated.

On May 8, 2013, the Company entered into a five year consulting agreement with its President to receive administrative and other miscellaneous services. The Company is required to pay $2,000 a month and grant 50,000 shares of its common stock.  Effective November 13, 2013, the agreement was terminated.

IL2M INTERNATIONAL CORP
(F/K/A DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF NOVEMBER 30, 2013
(UNAUDITED)

On January 1, 2011, the Company entered into a consulting agreement to receive administrative and other miscellaneous services.  The Company is required to pay $5,000 a month.  The agreement was terminated effective March 31, 2013.

On July 15, 2010, the Company entered into a $10,000 consulting agreement for services to further the business.  These services include, but are not limited to the following: identify individuals and groups that may have an interest in learning more about the product offerings and invite these individuals and groups to listen to a presentation and assist the team with follow up.  This agreement is to remain in effect unless either party desires to cancel the agreement. No services were rendered as of November 14, 2013.

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

NOTE 12	RELATED PARTY TRANSACTIONS

For the six months ended November 30, 2013, a company controlled by the CEO paid operating expenses on behalf of the Company totaling $45,896, which was forgiven and recorded as an in-kind contribution of capital (See Note 9).

For the six months ended November 30, 2013, the former Officers of the Company contributed services having a fair value of $16,000 (See Note 10).

For the six  months ended November 30, 2013, the Company issued 2,500 shares of common stock to a director of the Company for services with a fair value of $2,500 ($1 per share) (See Note 9(B)).

For the year ended May 31, 2013, the Officers of the Company contributed services having a fair value of $6,760 (See Note9(C)).

For the year ended May 31, 2013, the Company issued 5,000 shares of common stock to a the President of the Company for services with a fair value of $5,000 ($1 per share) (See Note 9(B)).

For the year ended May 31, 2012, the Officers of the Company contributed services having a fair value of $6,760 (See Note 9(C)).

For the period ended May 31, 2011, the Company issued 204,000 shares of common stock for $204,000 ($1/share) and paid direct offering cost of $12,175. The Company also issued 500,000 shares of common stock to its founder for $100 in cash and services with a fair value of $400 ($0.001 per share) (See Note 9(B)).

The Company paid $4,500 to the Officers of the Company as compensation expense during 2011.

IL2M INTERNATIONAL CORP
(F/K/A DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF NOVEMBER 30, 2013
(UNAUDITED)

NOTE 13	GOING CONCERN

As reflected in the accompanying condensed unaudited financial statements, the Company is in the development stage with limited operations, a working deficit of $52,453,883 and stockholders’ deficiency of $52,447,727 has used cash in operations of $321,025 from inception and has a net loss since inception of $52,766,325. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 14	SUBSEQUENT EVENTS

On November 15, 2013 the Company declared a 1 for 10 reverse common stock split to stockholders. The Stock Split was effectuated on January 9, 2014 based upon filing the appropriate documentation with FINRA. The Stock Split decreased the Company's total issued and outstanding shares of common stock from approximately 7,115,000 shares to 711,500 shares of common stock. The common stock will continue to be $0.0001 par value. Per share and weighted average amounts have been retroactively restated in the accompanying financial statements and related notes to reflect this stock split (See Note 9(E)).

On January 9, 2014, the Company entered into a Stock Purchase and Share Exchange agreement (“The Agreement”) with il2m, Inc. The Company issued 125,000,000 shares of common stock to the shareholders of il2m, Inc.  The Company has accounted for the transaction as a combination of entities under common control and accordingly, recorded the merger at historical cost.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

General

il2m International Corp. was incorporated under the laws of the State of Nevada on June 8, 2010 under the name "Dynamic Nutra Enterprises Holdings Inc." to market and sell a brewer’s yeast product called Beta Glucan™ and other  nutraceuticals.  Effective November 15, 2013, our Board of Directors and the majority shareholders of the Company approved an amendment to our articles of incorporation to change our name from "Dynamic Nutra Enterprises Holdings Inc." to "il2m International Corp." (the “Name Change Amendment”). The Name Change Amendment was filed with the Secretary of State of Nevada on November 26, 2013 changing the name of the Company to "il2m International Corp." (the "Name Change"). The Name Change was effected to better reflect the future business operations of the Company.

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company", "Dynamic Nutra Enterprises Holdings Inc." or "il2m International Corp." refers to il2m International Corp.

Reverse Stock Split

On November 15, 2013, the Board of Directors of the Company authorized and approved a reverse stock split of one for ten (1:10) of the Company's total issued and outstanding shares of common stock (the “Stock Split”). The Board of Directors considered further factors regarding approval of the Stock Split including, but not limited to: (i) current trading price of the Corporation’s shares of common stock on the OTC QB Market and potential to increase the marketability and liquidity of the Corporation’s common stock; (ii) possible reluctance of brokerage firms and institutional investors to recommend lower-priced stocks to their clients or to hold in their own portfolios; (iii) desire to meet future requirements of per-share price and net tangible assets and shareholders’ equity relating to admission for trading on other markets; and (iv) posturing the Corporation and its structure in favorable position in order to effectively negotiate with potential acquisition candidates.

The Corporation filed the Definitive Information Statement, which was mailed to its shareholders providing notice of the Stock Split. The shareholders holding a majority of the total issued and outstanding common stock of the Corporation approved the Stock Split.

The Stock Split was effectuated on January 9, 2014 based upon filing the appropriate documentation with FINRA. The Stock Split decreased our total issued and outstanding shares of common stock from approximately 7,011,500 shares to 711,500 shares of common stock. The common stock will continue to be $0.0001 par value. Our trading symbol will have a "D" placed on the ticker symbol for twenty business days from the effective date of January 9, 2014 of the Stock Split and remain "DYNHD"). After twenty business days has passed, our trading symbol will change to "ILIM".  Our new cusip number is 45173T 102.

Information Statement on Form 14C

On December 2, 2013, we filed a definitive Information Statement on Form 14(c) with the Securities and Exchange Commission, which was furnished to all holders of our common stock as of November 15, 2013, in connection with the action taken by written consent of holders of a majority of our outstanding voting power to authorize the following: (i) ratification of the Name Change Amendment to change our name from "Dynamic Nutra Enterprises Holdings Inc." to "il2m International Corp."; (ii) ratification of an amendment to the articles of incorporation (the "Authorized Capital Amendment") to increase the total authorized capital to 500,000,000 shares of common stock, par value $0.0001 (the "Increase in Authorized Capital"); and (iii) ratification of a reverse stock split of one for ten (1:10) of our shares of common stock (the "Reverse Stock Split").

The names of the shareholders of record who held in the aggregate a majority of our total issued and outstanding common stock and who signed the written consent of stockholders is Sarkis Tsaoussin holding of record 4,650,000 pre-Reverse Stock Split shares of common stock (65%).

These actions were approved by written consent on November 15, 2013 by our Board of Directors and a majority of holders of our voting capital stock, in accordance with Nevada Revised Statutes. Our directors and majority of the shareholders of our outstanding capital stock, as of the record date of November 15, 2013, have approved the Name Change Amendment, the Authorized Capital Amendment and the Reverse Stock Split as determined were in the best interests of our Company and shareholders.

The Information Statement was distributed to our shareholders of record approximately December 5, 2013.

Share Exchange Agreement

On January 9, 2014, our Board of Directors authorized the execution of that certain share exchange agreement dated January 9, 2014 (the "Share Exchange Agreement") among  us, il2m Inc., a privately held Nevada corporation (“il2m”) and il2m Global Limited, a private Belize corporation and sole shareholder of il2m ("il2m Global"). In accordance with the terms and provisions of the Share Exchange Agreement, we acquired all of the issued and outstanding shares of stock of il2m from its sole shareholder, il2m Global, thus making i2lm our wholly-owned subsidiary, in exchange for the issuance to il2m Global of an aggregate 125,000,000 post-Reverse Stock split shares of our restricted common stock.  See Part II. Item 2. Unregistered Sales of Securities and Use of Proceeds.

Therefore, our business operations will change to that of developing, creating and marketing a social media platform called Ilink2music.com. Ilink2music.com is an unparalleled social media platform that will allow users to unify their personal digital-mobile lifestyle while simultaneously providing exclusive international music entertainment content, networking, events, products, services; featuring a unique internet radio station and exceptional co-creation content aiming at facilitating and revolutionizing the management of your on-line “way of life”. Our platform is a Horizontal - adaptable business model based on the strategic use of Multi-Sensory Branding, Co-Creation, Product Placement, Immersion User Experience Applications, ROI Relationship/Currency with Economy and Licensing Structures. It is built to adapt and to embrace the monumental shifts and disruptive technologies that are changing every facet of business. Ilink2music.com is positioned to leverage and facilitate change in the Global end user driven Digital/ Mobile content/Product placement Eco system.

Ilink2music.com will enable the user to create a profile in the music entertainment zone that displays his/her talents or expertise, whether they are a musician, composer, songwriter, vocalist, performer, conductor, arranger, instrumentalist, dancer, choreographer, DJ, music video producer and/or director, booking agent, recording studio, audio engineer, record label, events planner, music venue, music broadcaster, music educator, music publisher, road crew, talent manager, entertainment lawyer, etc. The user can also simply be a music fan that enjoys listening to music, socializing or following and supporting others. Each member will be able to network within our community in order to find what they’re looking for: a singer for a band, an event planner for a nightclub, a DJ for a party, a violinist or pianist for an orchestra, a choreographer for your dance crew, a music venue for your event.

Results of Operations

Six Months Ended November 30, 2013 as compared to the Six Months Ended November 30, 2012

The following table presents the statement of operations for the six months ended November 30, 2013 as compared to the six months ended November 30, 2012. The discussion following the table is based on these results.

	For the Six Months Ended
	November 30, 2013	November 30, 2012

Revenues	$-	$-

Total Operating Expenses	96,135	60,414

Total Other Expense	52,381,443	-

Net loss	$(52,477,578)	$(60,414)

Net loss per share - basic and diluted	$(73.77)	$(0.09)

Total Revenues. For the six months ended November 30, 2013 and November 30, 2012,  we did not generate any revenue.

Operating Expenses. Operating expenses for the six months ended November 30, 2013 were $96,135 compared to $60,414 for the six months ended November 30, 2012. For the six months ended November 30, 2013, we incurred: (i) consulting fees of $40,271 (2012: $30,000); (ii) professional fees of $40,675 (2012: $16,681); (iii) in kind contribution of services of $-0- (2012: 3,380); (iv) general and administrative of $15,189 (2012: $8,773); and (v) impairment loss from website development of $0 (2012: $1,580). Operating expenses increased during the six month period ended November 30,2013 compared to the six month period ended November 30, 2012 due to the increases in consulting fees of $10,271, professional fees of $23,994 and general and administrative of $6,416 based on the increased scope and scale of our business operations.

Other Expenses.  Other expenses for the six months ended November 30, 2013 were $56,381,443 compared to $-0- for the six months ended November 30, 2012. Other expenses for the six months ended November 30, 2013 consisted of: (i) derivative expense of $33,247,929; (ii) change in fair value of embedded derivative liability of $19,125,463; (iii) amortization of debt discount of $3,842; and (iv) interest expense of $4,209.

Net Loss. Therefore, our net loss for the six months ended November 30, 2013 was ($52,477,578) or per share of ($73.77) compared to a net loss for the six months ended November 31, 2012 of ($60,414) or per share of ($0.09). Net loss increased during the six months ended November 30, 2013 as compared to the six months ended November 30, 2012 primarily due to the recording of the derivative liability expense and the change in fair value of the embedded derivative liability. See - "Material Commitments" below.

The weighted average number of shares outstanding during the six month period ended November 30, 2013 was 711,350 compared to 704,000 during the six months ended November 30, 2012 (which takes into consideration the Reverse Stock Split).

Three Months Ended November 30, 2013 as compared to the Three Months Ended November 30, 2012

The following table presents the statement of operations for the three months ended November 30, 2013 as compared to the three months ended November 30, 2012. The discussion following the table is based on these results.

	For the Three Months Ended
	November 30, 2013	November 30, 2012

Revenues	$-	$-

Total Operating Expenses	56,835	20,352

Total Other Expense	52,379,340	-

Net loss	$(52,436,175)	$(20,352)

Net loss per share - basic and diluted	$(73.70)	$(0.03)

Total Revenues. For the three months ended November 30, 2013 and November 30, 2012,  we did not generate any revenue.

Operating Expenses. Operating expenses for the three months ended November 30, 2013 were $56,835 compared to $20,352 for the three months ended November 30, 2012. For the three months ended November 30, 2013, we incurred: (i) consulting fees of $27,660 (2012: $15,000); (ii) professional fees of $24,264 (2012: $4,468); (iii) in kind contribution of services of $-0- (2012: $1,690); (iv) general and administrative of $4,911 (2012: (-$2,386)); and (v) impairment loss from website development of $0 (2012: $1,580). Operating expenses increased during the three month period ended November 30, 2013 compared to the three month period ended November 30, 2012 due to the increases in consulting fees of $12,660, professional fees of $19,796 and general and administrative of $7,297 based on the increased scope and scale of our business operations.

Other Expenses.  Other expenses for the three months ended November 30, 2013 were $52,379,340 compared to $-0- for the three months ended November 30, 2012. Other expenses for the three months ended November 30, 2013 consisted of: (i) derivative expense of $33,247,919; (ii) change in fair value of embedded derivative liability of $19,125,463; (iii) amortization of debt discount of $3,842; and (iv) interest expense of $2,106.

Net Loss. Therefore, our net loss for the three months ended November 30, 2013 was ($52,436,175) or per share of ($73.70) compared to a net loss for the three months ended November 30, 2012 of ($20,352) or per share of ($0.03).  Net loss increased during the three months ended November 30, 2013 as compared to the three months ended November 30, 2012 primarily due to the recording of the derivative liability expense and the change in fair value of the embedded derivative liability. See - "Material Commitments" below.

The weighted average number of shares outstanding during the three month period ended November 30, 2013 was 711,500 compared to 704,000 during the three months ended November 30, 2012 (which takes into consideration the Reverse Stock Split).

Capital Resources and Liquidity

As of November 30, 2013, our current assets were $300 and our current liabilities were $52,454,183, which resulted in a working capital deficit of $52,453,883.

As of November 30, 2013, our total assets were $6,456 comprised of: (i) current assets of $300; (ii) $431 in property and equipment, net and other assets consisting of debt issue cost of $5,725. The decrease in total assets during the six months ended November 30, 2013 from fiscal year ended May 31, 2013 was primarily due to the significant decrease in cash.

As of November 30, 2013, our total liabilities were comprised of current liabilities of $52,454,183. The increase in liabilities during the six months ended November 30, 2013 from fiscal year ended May 31, 2013 was primarily due to the recording of the derivative liability associated with the convertible notes of $52,425,892.

Stockholders’ deficit increased from ($34,545) as of May 31, 2013 to ($52,447,727) as of November 30, 2013.

Cash Flows from Operating Activities. We have not generated positive cash flows from operating activities due to a lack of a source of revenues. For the six months ended November 30, 2013, net cash flows used in operating activities was $95,984 compared to $21,707 used during the six month period ended November 30, 2012. Net cash flows used in operating activities for the six months ended November 31, 2013 consisted primarily of a net loss of $52,447,578, which was adjusted by $37 in amortization/depreciation expense, $3,416 in debt issue costs, $2,500 in stock issued for services-related party, $16,000 for in kind contribution of services, $19,125,463 in change in fair value of derivative liability, and $33,247,929 in derivative expense. Net cash flows used in operating activities was further changed by an decrease in accounts payable and accrued expenses of $17,593.

Cash Flows from Investing Activities. For the six months ended November 30, 2013, net cash flows used in investing activities was $468 relating to payments for property and equipment.

Cash Flows from Financing Activities. We have financed our operations primarily from debt or the issuance of equity instruments. For the six months ended November 30, 2013, net cash flows provided from financing activities was $46,616 consisting of $45,896 in expenses paid by former shareholder and $520 in proceeds from loan payable - related party.

Plan Of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and future generation of revenues. Our working capital requirements are expected to increase in line with the growth of our business. Our principal demands for liquidity are to increase capacity, marketing, and general corporate purposes. We intend to meet our liquidity requirements, including capital expenditures related to the purchase of equipment and/or inventory, and the expansion of our business, through cash flow provided by operations and funds raised through proceeds from the issuance of debt or equity. Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. We may finance expenses with further issuances of securities and debt issuances. Any additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all.

Material Commitments

Convertible Notes

On May 17, 2013, we issued a convertible promissory note in the amount of $52,500. The note was bearing an interest at a rate of 3% per annum and is due on September 30, 2014. The note can be converted into 50,000 shares of Preferred Stock of the Company prior to maturity date or in the event of change of control prior to the repayment in full.  On November 6, 2013, we amended the convertible promissory note to change the conversion price to $0.0001 per share of common stock. As of November 30, 2013, the principle balance remained at $52,500.  As of November 30, 2013, we have accrued interest of $793.

On October 30, 2013, we issued a convertible promissory note in the amount of $22,500 in exchange for account payable.   The note is non-interest bearing and due on demand.  The note can be converted into shares of our common stock at a conversion price to $0.0001 per share.  As of November 30, 2013, the principle balance remained at $22,500.

The debt holders are entitled, at their option, to convert all or part of the principal and accrued interest into shares of our common stock at the conversion prices and terms discussed above. We classified embedded conversion features in these notes as a derivative liability due to management’s assessment that we may not have sufficient authorized number of shares of common stock required to net-share settle. We identified conversion features embedded within convertible debt. We have determined that the features associated with the embedded conversion option should be accounted for at fair value as a derivative liability as we could not determine if a sufficient number of shares would be available to settle all transactions.

The fair value of the conversion feature is summarized as follows:

Derivative Liability - May 31, 2013	-
Fair value at the commitment date for convertible instruments	33,247,929
Change in fair value of embedded derivative liability	19,125,463

Derivative Liability - November 30, 2013	$52,373,392

Therefore, we recorded a derivative expense of $33,247,929 and $0 for the six months ended November 30, 2013 and 2012, respectively.

The fair value at the commitment and re-measurement dates for our derivative liabilities were based upon the following management assumptions:

	Commitment Date	Re-measurement Date

Expected dividends:	0%	0%
Expected volatility:	203.66% - 204.70%	243.61%
Expected term:	1 Year	1 Year
Risk free interest rate:	0.11%	0.13%

Purchase of Significant Equipment

We do not intend to purchase any significant equipment during the next twelve months.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent auditors' report accompanying our May 31, 2013 and May 31, 2012 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements for the six months ended November 30, 2013 reference in note 12 our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. We have suffered recurring losses from operations, have a working capital deficit and are currently in default of the payment terms of certain note agreements. These factors raise substantial doubt about our ability to continue as a going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective.

Management’s report on internal control over financial reporting. Our chief executive officer and our chief financial officer are responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our assessment, our chief executive officer and our chief financial officer believe that, as of November 30, 2013, our internal control over financial reporting is not effective based on those criteria, due to the following:

●
Deficiencies in Segregation of Duties. Lack of proper segregation of functions, duties and responsibilities with respect to our cash and control over the disbursements related thereto due to our very limited staff, including our accounting personnel.

●
Deficiencies in the staffing of our financial accounting department. The number of qualified accounting personnel with experience in public company SEC reporting and GAAP is limited. This weakness does not enable us to maintain adequate controls over our financial accounting and reporting processes regarding the accounting for non-routine and non-systematic transactions. There is a risk that a material misstatement of the financial statements could be caused, or at least not be detected in a timely manner, by this shortage of qualified resources.

In light of this conclusion and as part of the preparation of this report, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting. Accordingly, management believes, based on its knowledge, that (1) this report does not contain any untrue statement of a material fact or omit to state a material face necessary to make the statements made not misleading with respect to the period covered by this report, and (2) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows for the periods then ended.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this report.

Changes in internal control over financial reporting.

There were no significant changes in our internal control over financial reporting during the second quarter ended November 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AUDIT COMMITTEE

Our board of directors has not established an audit committee. The respective role of an audit committee has been conducted by our board of directors. We intend to establish an audit committee during the fiscal year 2014. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our board of directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Share Exchange Agreement

We issued an aggregate of 125,000,000 post-Reverse Stock split shares of our restricted common stock at a per share price of $0.0001 to the shareholder of il2m in accordance with the terms and provisions of the Share Exchange Agreement. The shares were issued in a private transaction in exchange for the acquisition by us of 100% of the total issued and outstanding shares of common stock of il2m. The shares were issued to one non-United States resident in reliance on Regulation S promulgated under the United States Securities Act of 1933, as amended (the “Securities Act”). The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The il2m shareholder acknowledged that the securities to be issued have not been registered under the Securities Act, that it understood the economic risk of an investment in the securities, and that it had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of the date of this Quarterly Report, with respect to the beneficial ownership of the outstanding common stock by: (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. Unless otherwise indicated, each of the stockholders named in the table below has sole voting and investment power with respect to such shares of common stock. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this Quarterly Report, there are 125,704,000 shares of common stock issued and outstanding based upon the Reverse Stock Split of one for ten (1:10) effected January 9, 2014.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(1)		Percentage of Beneficial Ownership
Directors and Officers:
Sarkis Tsaoussian 3500 West Olive Avenue Suite 810 Burbank, California	465,000		0.56%

All executive officers and directors as a group (1 person)	465,000		0.56%

Beneficial Shareholders Greater than 10%
Lakeshore Investments Ltd. #6 Santa Rita Road Lord's Bank Belize City Belize	12,570,400	(2)	9.10%

Gatehouse Financial Ltd. 3106 Benbow Street, Belize City, Belize	12,570,400	(3)	9.10%

il2m Global Limited Caye Financial Center Corner Coconut Drive & Hurricane Way Third Floor San Pedro, Ambergris Caye Belize, Central American	125,000,000		99.44%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Quarterly Report.

(2)
Lakeshore Investments Ltd. ("Lakeshore") is the holder of that certain convertible promissory note dated October 30, 2013 in the principal amount of $22,500 (the "Lakeshore Convertible Note"). The Lakeshore Convertible Note can be converted into shares of our common stock at a conversion price of $0.0001 per share, however, a provision in the Lakeshore Convertible Note precludes Lakeshore from converting any portion of the Lakeshore Convertible Note that would result in the issuance of shares of our common stock in excess of 10% of the total issued and outstanding. As of November 30, 2013, the principal balance of $22,500 is thus convertible into an aggregate 225,000,000 shares of our common stock with only approximately 12,570,400 shares of common stock issuable to Lakeshore under the terms of the Lakeshore Convertible Note.

(3)
Gatehouse Financial Ltd. ("Gatehouse") is the holder of that certain convertible promissory note dated May 17, 2013 in the principal amount of $52,500 (the "Gatehouse Convertible Note"). The Gatehouse Convertible Note can be converted into shares of our common stock at a conversion price of $0.0001 per share, however, a provision in the Gatehouse Convertible Note precludes Gatehouse from converting any portion of the Gatehouse Convertible Note that would result in the issuance of shares of our common stock in excess of 10% of the total issued and outstanding. As of November 30, 2013, the principal balance of $52,500 and accrued interest of $793 is thus convertible into an aggregate 532,930,000 shares of our common stock with only approximately 12,570,400 shares of common stock issuable to Gatehouse under the terms of the Gatehouse  Convertible Note.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On November 15, 2013, there was a change in our control.

In accordance with the terms and provisions of that certain affiliate stock purchase agreement dated October 30, 2013 (the ("Stock Purchase Agreement") by and between Donna Cashwell, an equity holder of 65% of the total issued and outstanding shares of our common stock ("Cashwell"), and Sarkis Tsaoussian ("Tsaoussian"), Tsaoussian purchased from Cashwell all of the 4,650,000 shares of common stock pre-Reverse Stock split held of record by Cashwell.

Therefore, in accordance with the terms and provisions of the Stock Purchase Agreement, we accepted the resignations of all of our officers and directors effective November 14, 2013 as follows: (i) Richard Wheeler as our  President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and a member of the Board of Directors; and (ii) Luke Quinn as a member of the Board of Directors. Simultaneously, the Board of Directors appointed Sarkis Tsaoussian as the sole member of the Board of Directors and as the President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer.

Biography. Sarkis A. Tsaoussian is a dynamic, engaging and visionary leader with numerous achievements.  He is a seasoned senior executive and entrepreneur with over twenty years of senior level management experience in a variety of different industries.  In 1993, Mr. Tsaoussian joined Pizza Donini Inc. as a field supervisor and progressed through more responsible positions serving as secretary treasurer and director of Pizza Donini.com Inc. From January 1994 until in May 1997, he was appointed as president and chief operations officer. Pizza Donini Inc. was once a major player in the Montreal food industry having an average of thirty stores at any given time and was one of the first restaurant chains to implement the one number system for pizza delivery.  Mr.  Tsaoussian led the creation of Pizza Donini Inc.'s first bilingual website and was in complete charge of the chain’s call centre that employed close to forty agents, including the IT department, human resources. He also managed all on-going programming related to the call centre’s main frames and was a facilitator in franchisee/franchisor relations.  In 2004, Mr. Tsaoussian resigned from Pizza Donini Inc.

In late 2004, Mr. Tsaoussian incorporated a holding company that would soon own and operate three reputable dry-cleaning locations mainly serving high profile businessmen and women in the greater Montreal area.  Within a six month period, Mr. Tsaoussian upgraded all equipment to state-of-the-art technologically advanced computerized machinery capable of handling five times more volume.  By improving the cleaning and pressing, he increased all production within one year and also created a then non-existent wholesale division servicing many independent counters. Mr. Tsaoussian also renovated all customer areas and computerized cash registers, further increasing profitability by reducing cost. Over the next two to three years, he successfully sold all of the dry cleaning stores in order to return to the restaurant industry.

In 2008, Mr. Tsaoussian was appointed president of Pizza Nova Quebec Inc., reporting to the president of Pizza Nova Restaurants Limited, a pizza chain with over 120 franchised locations in the greater Toronto area. Within a three to four month period, Mr. Tsaoussian successfully re-opened five Pizza Nova restaurant locations in and around Montreal and built a complete functioning one-number call centre/central order processing department from the ground-up that was capable of servicing eight restaurants and employing six customer service agents with the technological foundation to grow tenfold effortlessly with minimal time and investment. Mr. Tsaoussian hired six field managers and roughly twelve employees per location, set-up payroll through ADP, controlled store inventory and supplier purchases on a weekly basis via computer software linked to a point of sale system, organized direct marketing campaigns and customer appreciation days at the store level for kids; designed delivery menus, created pizza promotions tailored for the Quebec market, set-up flyer mailings with the post office, handled all day to day operations hands-on by delegating multiple tasks to employees and reviewing them afterwards on a daily/weekly basis. He also put together a franchising package and hired staff to start screening individuals interested in becoming Quebec franchisees.

In 2009, Mr. Tsaoussian founded Montreal Pizza Boys Restaurants Inc.  He created and implemented the entire concept/franchise system within a two month period and successfully converted six existing pizzerias in the greater Montreal area to the Montreal Pizza Boys banner in an additional six week period. He further built a complete functioning one-number call centre/central order processing department from the ground-up within a five day span that was capable of servicing ten restaurants and employing eight customer service agents with the technological foundation to grow tenfold effortlessly with minimal time and investment and set-up all suppliers and created a reporting system to control day to day operations.

From June 2010 to September 2012, Mr. Tsaoussian owned, administered and operated his final restaurant venture known as Gourmet Pizzeria in the heart of old Montreal.  It catered to a variety of tourists, surrounding business’, private parties and gatherings of all occasions, operated with a complete restaurant/bar license with an outdoor terrace and seating capacity of 120 guests, including two bars.  At September 2012, Mr. Tsaoussian sold the business in order to dedicate all of his time to il2m Inc. and ilink2music.com.  This was an idea he had started working on during the months of February/March of 2010.  Since then, he has been dedicating himself exclusively on building the right infrastructure/team in order to make this venture into a great success.

Mr. Tsaoussian is also a musician/keyboardist with extensive live stage and studio experience. He started playing the accordion at the age of five, then moved on to piano and organ. By the age of thirteen, Mr. Tsaoussian was sharing the stage with choirs and a multitude of accomplished classical musicians, playing the pipe-organ. Music was a passion, whether it was Latin, Mediterranean, American. He decided to part with classical music a year later and started performing as a pop keyboardist.  Over the next twenty years he organized, promoted, participated and performed for numerous events and fund-raising functions at several community centers and venues, particularly the ethnic and Mediterranean ones all over North America and even Europe.  In addition, he took complete charge of all music entertainment programs, sound systems and performed alongside a variety of musicians and vocalists from around the globe giving him priceless international music experience while simultaneously teaching him the fundamental importance of relationships.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.01
Share Exchange Agreement dated January 9, 2014 among il2m International Corp., formerly known as Dynamic Nutra Enterprises Holdings Inc., il2m Inc. and il2m International Ltd. , which is incorporated by reference to Exhibit 10.01 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2014.

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

12

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 20, 2014

Il2m International Corp.
/s/ Sarkis Tsaoussian
Name: Sarkis Tsaoussian Chief Executive Officer/President, Chief Financial Officer/Treasurer