Form 10-Q
period 2014-02-28
il2m INTERNATIONAL CORP.
filed 2014-04-21
CIK 1520512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

or

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

As of April 21, 2014, there were 178,211,500 shares of common stock, par value $0.0001 per share, outstanding.*

*This figure is based on the reverse stock split of one for 10 (1:10) effected January 9, 2014, which reduced the total issued and outstanding from 7,040,000 to 704,000 shares of common stock il2m INTERNATIONAL CORP.
formerly known as Dynamic Nutra Enterprises Holdings Inc.

QUARTERLY REPORT ON FORM 10-Q
February 28, 2014

IL2M INTERNATIONAL CORP
(F/K/A DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.)
 (A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF FEBRUARY 28, 2014 (UNAUDITED) AND AS OF DECEMBER 31, 2013

PAGE	F-2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 28, 2014 AND FOR THE PERIOD FROM OCTOBER 17, 2013 (INCEPTION) TO FEBRUARY 28, 2014 (UNAUDITED)

PAGE	F-3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE PERIOD FROM OCTOBER 17, 2013 (INCEPTION) TO FEBRUARY 28, 2014 (UNAUDITED)

PAGE	F-4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE PERIOD FROM OCTOBER 17, 2013 (INCEPTION) TO FEBRUARY 28, 2014 (UNAUDITED)

PAGES	F-5 - F-16	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

IL2M International Corp
(f/k/a Dynamic Nutra Enterprises Holdings, Inc)
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	February 28, 2014	December 31, 2013
	(Unaudited)
Assets
Current Assets:
Prepaid expenses	$-	$13,302
Loan receivable	300	-
	300	13,302

Property and equipment, net	19,352	20,339

Other Assets:
Security deposit	14,535	14,535
Prepaid rent	14,535	14,535
Total Other Assets	29,070	29,070

Total Assets	$48,722	$62,711

Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable and accrued expenses	$108,727	$9,641
Deferred rent	2,803	2,803
Note payable	100	-
Due to related party	598,328	379,987
Note payable - Convertible	22,500	-
Total Current Liabilities	732,458	392,431

Long Term Liabilities:
Deferred rent	39,817	28,265
Total Long Term Liabilities	39,817	28,265

Total Liabilities	772,275	420,696

Commitments and Contingencies (See Note 10)

Stockholders' Deficit:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized; 178,211,500 and 125,000,000 shares issued and outstanding, respectively	17,821	12,500
Additional paid-in capital	3,017,104	92,857
Deficit accumulated during the development stage	(3,758,478)	(463,342)
Total Stockholders' Deficit	(723,553)	(357,985)
Total Liabilities and Stockholders' Deficit	$48,722	$62,711

See accompanying notes to condensed consolidated unaudited financial statements

IL2M International Corp
(f/k/a Dynamic Nutra Enterprises Holdings, Inc)
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)
	For the Three Months Ended	For the period from October 17, 2013 (Inception) to
	February 28, 2014	February 28, 2014

Revenues	$-	$-

Operating Expenses
Consulting expense	375,107	527,314
Professional expense	12,556	28,262
Advertising expense	3,558	3,558
In kind contribution of services	184,932	184,932
General and administrative	91,545	137,900
Total Operating Expenses	667,698	881,966

Loss from Operations	(667,698)	(881,966)

Other Income (Expense)
Change in fair value of embedded derivative liability	(23,246,071)	(23,246,071)
Amortization of debt discount	(48,658)	(48,658)
Gain on debt extinguishment	20,423,321	20,423,321
Interest expense	(4,516)	(5,104)
Total Other Income (Expense)	(2,875,924)	(2,876,512)

Net Loss	$(3,543,622)	$(3,758,478)

Net loss per share - basic and diluted	$(0.02)	$(0.03)

Weighted average number of shares outstanding during the period - basic and diluted	146,635,674	139,369,963

See accompanying notes to condensed consolidated unaudited financial statements

IL2M International Corp
(f/k/a Dynamic Nutra Enterprises Holdings, Inc)
(A Development Stage Company)
Condensed Consolidated Statement of Changes in Stockholders' Deficit
For the Period From October 17, 2013 (Inception) to February 28, 2014
(Unaudited)

						Deficit
	Preferred Stock $.0001 Par Value		Common stock $0.0001 Par Value		Additional Paid-in	accumulated during the development	Total Stockholder's
	Shares	Amount	Shares	Amount	Capital	stage	Deficit

Balance, October 17, 2013	-	$-	-	$-	$-	$-	$-

Stock issued to founders ($0.00000008 per share)	-	-	125,000,000	12,500	(12,490)	-	10

In kind contribution of services	-	-	-	-	184,932	-	184,932

In-kind contribution of interest	-	-	-	-	4,535	-	4,535

Stock issued for services	-	-	2,500	-	2,500	-	2,500

Stock issued in merger of entities under common control ($8.48 per share)	-	-	709,000	71	(6,014,623)	-	(6,014,552)

Issuance of common stock for settlement of convertible debt ($0.001/share)	-	-	52,500,000	5,250	47,250	-	52,500

Debt Discount	-	-			52,500		52,500

Reclassification of derivative liability associated with convertible debt	-	-			8,752,500		8,752,500

Net loss	-	-	-	-	-	(3,758,478)	(3,758,478)

Balance, February 28, 2014	-	$-	178,211,500	$17,821	$3,017,104	$(3,758,478)	$(723,553)

See accompanying notes to condensed consolidated unaudited financial statements

IL2M International Corp
(f/k/a Dynamic Nutra Enterprises Holdings, Inc)
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
For the period October 17, 2013 (Inception) to February 28, 2014
(Unaudited)

For the period from October 17, 2013
(Inception to February 28, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(3,758,478)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation Expense	1,926
Stock issued for services - related party	2,510
In kind contribution of services	184,932
In kind contribution of interest	4,535
Change in fair value of derivative liability	23,294,729
Gain on debt extinguishment	(20,423,321)
Deferred rent payable	42,620
Changes in operating assets and liabilities:
(Increase) in other assets	(29,070)
Increase in accounts payable and accrued expenses	104,212
Net Cash Used In Operating Activities	(575,405)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property and equipment	(21,278)
Net Cash Used in Investing Activities	(21,278)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable - related party	596,683
Net Cash Provided By Financing Activities	596,683

Net Decrease in Cash and Cash Equivalents	-

Cash and Cash Equivalents - Beginning of Period	-

Cash and Cash Equivalents - End of Period	$-

SUPPLEMENTARY CASH FLOW INFORMATION:

Cash Paid During the Period for:
Taxes	$-
Interest	$-

See accompanying notes to condensed consolidated unaudited financial statements

IL2M INTERNATIONAL CORP
(F/K/A DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF FEBRUARY 28, 2014
UNAUDITED

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A)  Basis of Presentation

The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management’s opinion however, that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statements presentation.  The results for the interim period are not necessarily indicative of the results to be expected for the year.

On October 17, 2013, il2m Inc. was incorporated under the laws of State of Nevada. On January 9, 2014, il2m Inc. entered into a Stock Purchase and Share Exchange agreement with il2m International Corporation. The transaction has been accounted for the transaction as a combination of entities under common control (see Note 9(F)). For accounting purposes, this transaction is being accounted for as a merger of entities under common control and has been treated as a recapitalization of il2m, International Corporation with il2m, Inc. as the accounting acquirer. The historical financial statements of the accounting acquirer became the financial statements of the registrant. The Company did not recognize goodwill or any intangible assets in connection with the transaction. The 125,000,000 shares issued to the shareholder of il2m Inc. in conjunction with the share exchange transaction has been presented as outstanding for all periods. The historical financial statements include the operations of the accounting acquirer for all periods presented and the accounting acquiree for the period from January 9, 2014 through February 28, 2014.

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

IL2M INTERNATIONAL CORP
(F/K/A DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF FEBRUARY 28, 2014
UNAUDITED

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

(B) Principles of Consolidation

The accompanying 2014 consolidated financial statements include the accounts of il2m Inc. and its wholly owned subsidiary, il2m International Corporation (from January 9, 2014, merger). All intercompany accounts have been eliminated upon consolidation.

IL2M INTERNATIONAL CORP
(F/K/A DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF FEBRUARY 28, 2014
UNAUDITED

(C) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period.  Actual results could differ from those estimates. Significant estimates include estimated lives of depreciable assets, valuation of deferred tax assets, valuation of in-kind contribution of services and interest and estimated fair value of derivative instruments.

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At February 28, 2014, the Company had no cash equivalents.

(E) Website Development Costs

The Company has adopted the provisions of FASB Accounting Standards Codification No. 350 Intangible - Goodwills and Other. Costs incurred in the planning stage of a website are expensed, while costs incurred in the development stage are capitalized and amortized over the estimated five year life of the asset.

(F) Loss Per Share

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

The computation of basic and diluted loss per share at February 28, 2014 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

February 28, 2014

Convertible Debt (Exercise price - $0.001/share)	22,500,000
22,500,000

IL2M INTERNATIONAL CORP
(F/K/A DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF FEBRUARY 28, 2014
UNAUDITED

(G) Advertising Expense

Advertising and marketing costs are expensed as incurred. Advertising and marketing expense was $3,558 for the period from October 17, 2013 (inception) to February 28, 2014.

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

(H) Operating Leases

The Company leases approximately 3,300 square feet of space under a 4-year lease executed on October 2, 2013. The lease commenced on February 1, 2014. The Company occupied the lease space on October 15, 2013 through January 31, 2014 free of charge. These months were included as part of the monthly straight-line rent expense calculation. The rent expense under this lease for the period from October 17, 2013 to February 28, 2014 was $55,922.

Deferred rent payable at February 28, 2014 was $42,620. Deferred rent payable is the sum of the difference between the monthly rent payment and the straight-line monthly rent expense of an operating lease that contains escalated payments in future periods.

(I) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(J) Revenue Recognition

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

IL2M INTERNATIONAL CORP
(F/K/A DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF FEBRUARY 28, 2014
UNAUDITED

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

The Company's financial instruments consist of accounts payable, accrued expenses, notes payable, deferred rent payable and loan payable - related party. The carrying amount of the Company's financial instruments approximates their fair value as of February 28, 2014, due to the short-term nature of these instruments.

IL2M INTERNATIONAL CORP
(F/K/A DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF FEBRUARY 28, 2014
UNAUDITED

(L) Derivative Financial Instruments

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

NOTE 2	EQUIPMENT AND WEBSITE DEVELOPMENT COSTS

	February 28, 2014	Estimated Useful Life

Furniture and Fixtures	$7,415	3 years
Computer Equipment	8,271	3 years
Office Equipment	5,592	3 years
	$21,278
Less: Accumulated Depreciation	(1,926)
Property and Equipment, Net	$19,352

Depreciation expense was $1,926 for the period from October 17, 2013 (inception) to February 28, 2014.

NOTE 3	LOAN RECEIVABLE

On January 9, 2014, the Company loaned $300 to a former related party. The loan is non-interest bearing and due on demand.

IL2M INTERNATIONAL CORP
(F/K/A DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF FEBRUARY 28, 2014
UNAUDITED

NOTE 4	DEBT DISCOUNT

The debt discount pertains to convertible debt that contains embedded conversion options that are required to be bifurcated and reported at fair value and original issue discounts. On January 20, 2014, the Company amended the terms of the debt agreement to change the conversion price from $0.0001 per share to $0.001 per share. On January 23, 2014, $52,500 of the principal balance of the convertible note was converted into 52,500,000 shares of common stock.

The Company amortized $48,658 for the period from January 9, 2014 to February 28, 2014.

February 28, 2014

Debt discount associated with convertible debt	$48,658
Accumulated amortization of debt discount	(48,658)

Debt Discount - Net	$-

NOTE 5	CONVERTIBLE NOTES

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

On January 9, 2014, the Company issued a convertible promissory note in the amount of $52,500. The note was bearing an interest at a rate of 3% per annum and is due on September 30, 2014. The note can be converted into shares of Common Stock of the Company at a conversion price to $0.0001 per share.

On January 20, 2014, the Company amended the terms of the convertible note agreement to change the conversion price from $0.0001 per share to $0.001 per share. The Company determined that since the conversion price of the debt was increased from $0.0001 per share to $0.001 per share, this effectively represented debt instruments being exchanged with substantially different terms and applied debt extinguishment accounting, resulting in a $20,423,321 gain on extinguishment of debt and expensed the remaining debt discount of $48,658.

IL2M INTERNATIONAL CORP
(F/K/A DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF FEBRUARY 28, 2014
UNAUDITED

On January 23, 2014, $52,500 of the principal balance of the convertible note was converted into 52,500,000 shares of common stock. As of February 28, 2014, the Company has accrued interest of $1,088 (see Note 9 (G)).

On January 9, 2014, the Company issued a convertible promissory note in the amount of $22,500. The note is non-interest bearing and due on demand.  The note can be converted into shares of Common Stock of the Company at a conversion price to $0.0001 per share. The price per share was subsequently adjusted to $0.001 per share to reflect the 1 for 10 reverse common stock split effectuated on January 9, 2014. As of February 28, 2014, the principle balance remained at $22,500.

NOTE 6	DERIVATIVE LIABILITIES

The Company identified conversion features embedded within convertible debt. The Company has determined that the features associated with the embedded conversion option should be accounted for at fair value as a derivative liability as the Company could not determine if a sufficient number of shares would be available to settle all transactions.

The fair value of the conversion feature is summarized as follows:

Derivative Liability as of January 9, 2014	$11,575,250
Change in the fair value of embedded derivative liability	(2,822,750)
Reclassification of derivative liability associated with convertible debt	(8,752,500)

Derivative Liability as of February 28, 2014	$-

The Company recorded a derivative expense of $23,246,071 for the period from October 17, 2013 (inception) to February 28, 2014.

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions:

	Commitment Date	Re-measurement Date
Expected dividends:	0%	0%
Expected volatility:	203.66% - 204.70%	243.61% - 248.65%
Expected term:	1 Year	1 Year
Risk free interest rate:	0.11%	0.11% - 0.13%

IL2M INTERNATIONAL CORP
(F/K/A DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF FEBRUARY 28, 2014
UNAUDITED

NOTE 7	NOTE PAYABLE

On January 9, 2014, the Company received $100 from an unrelated party. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand.

NOTE 8	LOAN PAYABLE – RELATED PARTY

For the period from October 17, 2013 (inception) to February 28, 2014, a foreign corporation (the “Foreign Corporation”) which is a Company controlled by the Company’s Chief Executive Officer paid operating expenses on behalf of the Company totaling $576,085 The amount is treated as loan payable – related party which is non-interest bearing and due on demand (see Note 11). The Company recorded a total of $4,535 in imputed interest as an in-kind contribution for the period from October 17, 2013 (inception) to February 28, 2014 (see Note 9(C)).

For the period from October 17, 2013 (inception) to February 28, 2014, the Officer of the Company paid operating expenses on behalf of the Company totaling $21,349. The amount is treated as loan payable – related party which is non-interest bearing and due on demand (see Note 11).

For the period from October 17, 2013 (inception) to February 28, 2014, a related party paid operating expenses on behalf of the Company totaling $894. The amount is treated as loan payable – related party which is non-interest bearing and due on demand (see Note 11).

NOTE 9	STOCKHOLDERS’ EQUITY

(A) Preferred Stock

The Company’s Articles of Incorporation authorize 10,000,000 shares of preferred stock with a par value of $.0001 with rights and preferences to be determined by the Board of Directors.

(B) Common Stock Issued for Cash and Services

For the period from October 17, 2013 (inception) to February 28, 2014, the Company issued 2,500 shares of common stock to the former director for services with a fair value of $2,500 ($1/per share) (See Note 11).

On October 17, 2013, the Company issued 125,000,000 shares of common stock to the founder of the Company for services having a fair value of $10 ($0.00000008/share).

IL2M INTERNATIONAL CORP
(F/K/A DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF FEBRUARY 28, 2014
UNAUDITED
(C) In Kind Contribution of Services and Interest

For the period from October 17, 2013 (inception) to February 28, 2014, a total of $4,535 in imputed interest relating to loan payable - related party was recorded as an in-kind contribution of interest (see Note 8).

For the period from October 17, 2013 (inception) to February 28, 2014, the Officer of the Company contributed services having a fair value of $184,932 (See Note 11).

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

(E) Stock Split

On November 15, 2013, the Company declared a 1 for 10 reverse common stock split effective to stockholders of record on January 9, 2014.  Per share and weighted average amounts have been retroactively restated in the accompanying financial statements and related notes to reflect this stock split.

(F) Common Stock Issued for Acquisition of an Entity Under Common Control

On January 9, 2014, the Company entered into a Stock Purchase and Share Exchange agreement with il2m, Inc. The Company was deemed to have issued 709,000 shares of common stock to the shareholders of il2m International Corporation. The Company has accounted for the transaction as a combination of entities under common control and accordingly, recorded the merger at historical cost of ($6,014,552) ($8.48/share) (See Note 11).

(G) Common Stock Issued for Convertible Note

On January 23, 2014, the Company issued 52,500,000 shares to settle a convertible note payable of $52,500.

NOTE 10	COMMITMENTS AND CONTINGENCIES

The Company leases approximately 3,300 square feet of space under a 4-year lease executed on October 2, 2013. The lease commenced on February 1, 2014. The Company occupied the lease space on October 15, 2013 through January 31, 2014 free of charge. These months were included as part of the monthly straight-line rent expense calculation. The rent expense under this lease or the period from October 17, 2013 to February 28, 2014 was $55,922.

IL2M INTERNATIONAL CORP
(F/K/A DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF FEBRUARY 28, 2014
UNAUDITED
Deferred rent payable at February 28, 2014 was $42,620. Deferred rent payable is the sum of the difference between the monthly rent payment and the straight-line monthly rent expense of an operating lease that contains escalated payments in future periods.

Future minimum lease commitments are as follows:

Year	Amount
2014	$146,322
2015	151,454
2016	154,856
2017	172,826
2018	14,535
$639,993

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

NOTE 11	RELATED PARTY TRANSACTIONS

On January 9, 2014, the Company entered into a Stock Purchase and Share Exchange agreement with il2m, Inc. The Company was deemed to have issued 709,000 shares of common stock to the shareholders of il2m International Corporation. The Company has accounted for the transaction as a combination of entities under common control and accordingly, recorded the merger at historical cost of ($6,014,552) ($8.48/share) (See Note 9(F)).

For the period from October 17, 2013 (inception) to February 28, 2014, a foreign corporation (the “Foreign Corporation”) which is a Company controlled by the Company’s Chief Executive Officer paid operating expenses on behalf of the Company totaling $576,085 The amount is treated as loan payable – related party which is non-interest bearing and due on demand (see Note 8). The Company recorded a total of $4,535 in imputed interest as an in-kind contribution for the period from October 17, 2013 (inception) to February 28, 2014 (see Note 9(C)).

IL2M INTERNATIONAL CORP
(F/K/A DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF FEBRUARY 28, 2014
UNAUDITED

For the period from October 17, 2013 (inception) to February 28, 2014, the Officer of the Company paid operating expenses on behalf of the Company totaling $21,349. The amount is treated as loan payable – related party which is non-interest bearing and due on demand (see Note 8).

For the period from October 17, 2013 (inception) to February 28, 2014, a related party paid operating expenses on behalf of the Company totaling $894. The amount is treated as loan payable – related party which is non-interest bearing and due on demand (see Note 8).

For the period from October 17, 2013 to February 28, 2014, the Officer of the Company contributed services having a fair value of $184,932 (See Note 9(C)).

For the period from October 17, 2013 to February 28, 2014, the Company issued 2,500 shares of common stock to a director of the Company for services with a fair value of $2,500 ($1 per share) (See Note 9(B)).

NOTE 12	GOING CONCERN

As reflected in the accompanying condensed unaudited financial statements, the Company is in the development stage with limited operations, a working capital deficit of $732,158 and stockholders’ deficit of $723,553 has used cash in operations of $575,405 from inception and has a net loss since inception of $3,758,478. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 13	SUBSEQUENT EVENTS

On March 14, 2014, the Company entered into a convertible note with a foreign corporation (the “Foreign Corporation”) which is a majority shareholder and is owned by the Company’s Chief Executive Officer.  The Foreign Corporation advanced $100,000, which is non-interest bearing, unsecured and due on June 14, 2014. The note holder may convert the note into 400,000  shares of common stock with a par value of $0.0001 per share with the conversion price of $0.25 per share. The Company has determined that this is conventional convertible debt.

IL2M INTERNATIONAL CORP
(F/K/A DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF FEBRUARY 28, 2014
UNAUDITED

On March 14, 2014, the Company entered into a convertible note with a foreign corporation (the “Foreign Corporation”) which is a majority shareholder and is owned by the Company’s Chief Executive Officer.  The Foreign Corporation advanced $125,000, which is non-interest bearing, unsecured and due on June 14, 2014. The note holder may convert the note into 500,000 shares of common stock with a par value of $0.0001 per share with the conversion price of $0.25 per share. The Company has determined that this is conventional convertible debt.

As of March 27, 2014, a foreign corporation (the “Foreign Corporation”) which is a Company controlled by the Company’s Chief Executive Officer paid operating expenses on behalf of the Company totaling $722,833. The amount is treated as loan payable – related party which is non-interest bearing and due on demand. On March 14, 2014, the Company entered into a 231,000 Canadian dollars of note payable with the foreign corporation in exchange for funds received from the loan payable – related party totaling $207,233. The note payable is unsecured, bearing 5% interest per annum and due on June 1, 2014. On March 27, 2014, the Company entered into a $515,600 of convertible note payable with the foreign corporation in exchange for funds received from the loan payable – related party totaling $515,600. The convertible note can be converted into the Company’s common stock at a par value of $0.0001 per share with the conversion price of the lesser of $0.10 per share or 50% of the average trading price of the Company’s common stock on the OTCQB Markets for the five days preceding the date of conversion.

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

General

On October 17, 2013, il2m Inc. was incorporated under the laws of State of Nevada. On January 9, 2014, il2m Inc. entered into a Stock Purchase and Share Exchange agreement with il2m International Corporation. The transaction has been accounted for the transaction as a combination of entities under common control. For accounting purposes, this transaction is being accounted for as a merger of entities under common control and has been treated as a recapitalization of il2m, International Corporation with il2m, Inc. as the accounting acquirer. The historical financial statements of the accounting acquirer became the financial statements of the registrant. The Company did not recognize goodwill or any intangible assets in connection with the transaction. The 125,000,000 shares issued to the shareholder of il2m Inc. in conjunction with the share exchange transaction has been presented as outstanding for all periods. The historical financial statements include the operations of the accounting acquirer for all periods presented and the accounting acquiree for the period from January 9, 2014 through February 28, 2014.

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

We have accounted for this transaction as a combination of entities under common control and accordingly, recorded the transaction at historical cost of ($6,014,552). See Part II. Item 2. Unregistered Sales of Securities and Use of Proceeds.

Therefore, our business operations have changed to that of developing, creating and marketing a social media platform called Ilink2music.com. Management believes that Ilink2music.com is an unparalleled social media platform that will allow users to unify their personal digital-mobile lifestyle while simultaneously providing exclusive international music entertainment content, networking, events, products, services; featuring a unique internet radio station and exceptional co-creation content aiming at facilitating and revolutionizing the management of your on-line “way of life”. Our platform is a Horizontal - adaptable business model based on the strategic use of Multi-Sensory Branding, Co-Creation, Product Placement, Immersion User Experience Applications, ROI Relationship/Currency with Economy and Licensing Structures. It is built to adapt and to embrace the monumental shifts and disruptive technologies that are changing every facet of business. Management believes that Ilink2music.com is positioned to leverage and facilitate change in the global end user driven digital/ mobile content/product placement eco system.

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

Current Operations

On March 19, 2014, we announced that we had begun construction on our first commercial radio station, which is located at our main officers in Burbank, California. We are currently finalizing station format and expect to launch the station during second quarter of 2014.  We have also in the process of hiring employees and engaging consultants. We have hired Damion "Damizza" Young, who is a radio industry veteran, to direct the construction of our radio station. During March 2014, we appointed Patricia Bock as our Director of Strategic Initiatives where she will be responsible for providing expertise and leadership of cross-functional teams and project managers to ensure proper analysis, prioritization and implementation of key strategic business operations. Ms. Bock is also president of PLB Entertainment, an artist management and record label consulting and marketing business. During April 2014, we retained Jerry Blair and Global Entertainment Management to collaborate with our entertainment and artist management division by working with our artists and facilitating management, touring, publishing, merchandising and recorded music.

Results of Operations

The Share Exchange Agreement results in the treatment of the Company and its wholly-owned subsidiary as entities under common control, which reflects il2m Inc. from October 17, 2013 (inception) to February 28, 2014 and il2m International Corp., our wholly-owned subsidiary from January 9, 2014, the date of the Share Exchange Agreement to February 28, 2014. The prior operations for accounting purposes is deemed to be those of the accounting acquirer, which differs from the legal acquirer.

The following table presents the statement of operations for the period from October 17, 2013 (inception) to February 28, 2014 and for the three months ended February 28, 2014.

	For Three Months Ended February 28, 2014	For Period from October 17, 2013 (inception) to February 28, 2014

Revenues	$-	$-

Total Operating Expenses	667,698	881,966

Total Other Income (Expense)	(2,875,924)	(2,876,512)

Net Income (loss)	$(3,543,622)	$(3,758,478)

Net loss per share - basic and diluted	$(0.02)	$(0.03)

For the Period From October 17, 2013 (inception) to February 28, 2014

Total Revenues. For the period from October 17, (inception) to February 28, 2014, we did not generate any revenue.

Operating Expenses. Operating expenses for the period from October 17, 2013 (inception) to February 28, 2014 were $881,966. For the period from October 17, 2013 (inception) to February 28, 2014, we incurred: (i) consulting expense of $527,314; (ii) professional expense of $28,262; (iii) advertising expense of $3,558; (iv) in kind contribution of services of $184,932; and (v) general and administrative of $137,900. Operating expenses substantially increased due to the increases in consulting expense, in kind contribution of services and general and administrative based on the increased scope and scale of our business operations, including the commencement of construction on our commercial radio station and the engagement of consultants.

Other Income (Expense)s.  Other expenses for the period from October 17, 2013 (inception) to February 28, 2014 were ($2,876,512). Other expenses consisted of: (i) change in fair value of embedded derivative liability of $23,246,071; (ii) amortization of debt discount of $48,658; and (iii) interest expense of $5,104 (which was offset by other income of $20,423,321 in gain on debt extinguishment) resulting in net other expenses of $2,876,512. Based on the Reverse Stock Split and in the best interests of our shareholders, we amended the terms of that certain convertible note to change the conversion price from $0.0001 per share to $0.001 per share. This effectively represented debt instruments being exchanged with substantially different terms and applied debt extinguishment accounting resulting in $20,423,321 gain on extinguishment of debt and expensing the remaining debt discount of $48,658. See "Convertible Notes - Material Commitments" and Item 2.

Net Loss. Therefore, our net loss for the period from October 17, 2013 (inception) to February 28, 2014 was ($3,758,478) or per share of ($0.03). Net loss generally increased primarily due to the recording of the change in fair value of embedded derivative liability of $23,246,071 and increase in operating expenses.

The weighted average number of shares outstanding during the period from October 17, 2013 (inception) to February 28, 2014 was 139,369,963 (which takes into consideration the Reverse Stock Split).

Three Months Ended February 28, 2014

Total Revenues. For the three months ended February 28, 2014, we did not generate any revenue.

Operating Expenses. Operating expenses for the three months ended February 28, 2014 were $667,698. For the three months ended February 28, 2014, we incurred: (i) consulting expense of $375,107; (ii) professional expense of $12,556; (iii) advertising expense of $3,558; (iv) in kind contribution of services of $184,932; and (v) general and administrative of $91,545. Operating expenses increased due to the increases in consulting expense, in kind contribution of services and general and administrative based on the increased scope and scale of our business operations, including the commencement of construction on our commercial radio station and the engagement of consultants..

Other Income (Expenses).  Other expenses for the three months ended February 28, 2014 was ($2,875,924). Other expenses consisted of: (i) change in fair value of embedded derivative liability of $23,246,071; (ii) amortization of debt discount of $48,658; and (iii) interest expense of $91,545 (which was offset by other income of $20,423,321 due to gain on debt extinguishment) resulting in other loss of $2,875,924. Based on the Reverse Stock Split and in the best interests of our shareholders, we amended the terms of that certain convertible note to change the conversion price from $0.0001 per share to $0.001 per share. This effectively represented debt instruments being exchanged with substantially different terms and applied debt extinguishment accounting resulting in $20,423,321 gain on extinguishment of debt and expensed the remaining debt discount of $48,658. See "Convertible Notes - Material Commitments" and Item 2.

Net Income (Loss). Therefore, our net loss for the three months ended February 28, 2014 was ($3,543,622) or per share of ($0.02). Net loss increased primarily due to the recording of the change in fair value of the embedded derivative liability of $23,246,071.

The weighted average number of shares outstanding during the three month period ended February 28, 2014 was 146,635,674 (which takes into consideration the Reverse Stock Split).

Capital Resources and Liquidity

As of February 28, 2014, our current assets were $300 and our current liabilities were $732,458, which resulted in a working capital deficit of $732,158.

As of February 28, 2014, our current assets were comprised of $300 in loan receivable. As of February 28, 2014, our total assets were $48,722 comprised of: (i) current assets of $300; (ii) $14,535 in security deposit; (iii) $14,535 in prepaid rent; and (iv) $19,352 in property and equipment, net.

As of February 28, 2014, our current liabilities were comprised of: (i) $108,727 in accounts payable and accrued expenses; (ii) $2,803 in deferred rent; (iii) $100 in note payable; (iv) $598,328 in amount due to related party; and (v) $22,500 in note payable - convertible. As of February 28, 2014, our total liabilities were comprised of: (i) current liabilities of $732,458; and (ii) deferred rent of $39,817. The increase in total liabilities was primarily due to the amounts due to related party of $598,328. A foreign corporation, which is controlled by our President/Chief Executive Officer, paid operating expenses on our behalf and the amount is treated as amount due to related party, which is non-interest bearing and due on demand.

Stockholders’ deficit was ($723,553) as of February 28, 2014.

Cash Flows from Operating Activities. We have not generated positive cash flows from operating activities due to a lack of a source of revenues. For the period from October 17, 2013 (inception) to February 28, 2014, net cash flows used in operating activities was $575,405. Net cash flows used in operating activities consisted primarily of a net loss of $3,758,478, which was adjusted by $1,926 in depreciation expense, $2,510 in stock issued for services-related party, $184,932 for in kind contribution of services, $4,535 for in kind contribution of interest, $23,294,729 in change in fair value of derivative liability, ($20,423,321) in gain on extinguishment of debt, and $42,620 in deferred rent payable. Net cash flows used in operating activities was further changed by increases in accounts payable and accrued expenses of $104,212 and of $29,070 in prepaid expenses.

Cash Flows from Investing Activities. For the period from October 17, 2013 (inception) to February 28, 2014, net cash flows used in investing activities was $21,278 relating to payments for property and equipment.

Cash Flows from Financing Activities. We have financed our operations primarily from debt or the issuance of equity instruments. For the period from October 17, 2013 (inception) to February 28, 2014, net cash flows provided from financing activities was $596,683 consisting of proceeds from loan payable - related party.

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

Material Commitments

Convertible Notes

On January 9, 2014, we issued a convertible promissory note in the amount of $52,500. The note was bearing an interest at a rate of 3% per annum and is due on September 30, 2014. The note can be converted into shares of our common stock at a conversion price to $0.0001 per share.

On January 20, 2014, we amended the terms of the convertible note agreement to change the conversion price from $0.0001 per share to $0.001 per share. We determined that since the conversion price of the debt was increased from $0.0001 per share to $0.001 per share, this effectively represented debt instruments being exchanged with substantially different terms and applied debt extinguishment accounting, resulting in a $20,423,321 gain on extinguishment of debt and expensed the remaining debt discount of $48,658.

On January 23, 2014, $52,500 of the principal balance of the convertible note was converted into 52,500,000 shares of common stock. As of February 28, 2014, the Company has accrued interest of $1,088.

On January 9, 2014, we issued a convertible promissory note in the amount of $22,500. The note is non-interest bearing and due on demand.  The note can be converted into shares of our common stock at a conversion price to $0.0001 per share. The price per share was subsequently adjusted to $0.001 per share to reflect the 1 for 10 reverse common stock split effectuated on January 9, 2014. As of February 28, 2014, the principle balance remained at $22,500.

Loans Payable – Related Party

For the period from October 17, 2013 (inception) to February 28, 2014, a foreign corporation (the “Foreign Corporation”) which is a company controlled by our President/Chief Executive Officer, paid operating expenses on our behalf totaling $576,085 The amount is treated as loan payable – related party which is non-interest bearing and due on demand. We recorded a total of $4,535 in imputed interest as an in-kind contribution for the period from October 17, 2013 (inception) to February 28, 2014.

For the period from October 17, 2013 (inception) to February 28, 2014, our President/Chief Executive Officer paid operating expenses on our behalf totaling $21,349. The amount is treated as loan payable – related party which is non-interest bearing and due on demand.

For the period from October 17, 2013 (inception) to February 28, 2014, a related party paid operating expenses on behalf of the Company totaling $894. The amount is treated as loan payable – related party which is non-interest bearing and due on demand.

As of March 27, 2014, the Foreign Corporation paid operating expenses on our behalf totaling $722,833. The amount is treated as loan payable – related party which is non-interest bearing and due on demand

Convertible Notes - Related Party

A foreign corporation, which is a company controlled by our President/Chief Executive Officer, paid operating expenses on our behalf. Therefore, we issued the following notes:

On March 14, 2014, we entered into a convertible note with a foreign corporation (the “Foreign Corporation”) which is a majority shareholder and is owned by our President/Chief Executive Officer. The Foreign Corporation advanced $100,000, which is non-interest bearing, unsecured and due on June 14, 2014. The note holder may convert the note into 400,000  shares of common stock with a par value of $0.0001 per share with the conversion price of $0.25 per share.

On March 14, 2014, we entered into a convertible note with the Foreign Corporation, which is a majority shareholder and is owned by our President/Chief Executive Officer. The Foreign Corporation advanced $125,000, which is non-interest bearing, unsecured and due on June 14, 2014. The note holder may convert the note into 500,000 shares of common stock with a par value of $0.0001 per share with the conversion price of $0.25 per share.

On March 14, 2014, we entered into a 231,000 Canadian dollars of note payable with the Foreign Corporation in exchange for funds received from the loan payable – related party totaling $207,233. The note payable is unsecured, bearing 5% interest per annum and due on June 1, 2014.

On March 27, 2014, we entered into a $515,600 of convertible note payable with the Foreign Corporation in exchange for funds received from the loan payable – related party totaling $515,600. The convertible note can be converted into our common stock at a par value of $0.0001 per share with the conversion price of the lesser of $0.10 per share or 50% of the average trading price of our common stock on the OTCQB Markets for the five days preceding the date of conversion.

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

The fair value of the conversion feature is summarized as follows:

Derivative Liability - January 9, 2014	11,575,250
Change in the fair value of embedded derivative liability	(2,822,750)
Reclassification of derivative liability associated with convertible debt	(8,752,500)

Derivative Liability - February 28, 2014	$-0-

We recorded a derivative expense of $23,246,071 for the period from October 17, 2013 (inception) to February 28, 2014.

The fair value at the commitment and re-measurement dates for our derivative liabilities were based upon the following management assumptions:

	Commitment Date	Re-measurement Date

Expected dividends:	0%	0%
Expected volatility:	203.66 - 204.70%	243.61-248.65%
Expected term:	1 Year	1 Year
Risk free interest rate:	0.11%	0.11-0.13%

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

Going Concern

The independent auditors' report accompanying our December 31, 2013 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements for the period from October 17, 2013 (inception) to February 28, 2014 reference in note 12 our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. We have suffered recurring losses from operations, have a working capital deficit and are currently in default of the payment terms of certain note agreements. These factors raise substantial doubt about our ability to continue as a going concern.

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

Management’s report on internal control over financial reporting. Our chief executive officer and our chief financial officer are responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Based on our assessment, our chief executive officer and our chief financial officer believe that, as of February 28, 2014, our internal control over financial reporting is not effective based on those criteria, due to the following:

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

There were no significant changes in our internal control over financial reporting during the second quarter ended February 28, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Share Exchange Agreement

We issued an aggregate of 125,000,000 post-Reverse Stock split shares of our restricted common stock at a per share price of $0.00000008 to the shareholder of il2m in accordance with the terms and provisions of the Share Exchange Agreement. The shares were issued in a private transaction in exchange for the acquisition by us of 100% of the total issued and outstanding shares of common stock of il2m. The shares were issued to one non-United States resident in reliance on Regulation S promulgated under the United States Securities Act of 1933, as amended (the “Securities Act”). The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The il2m shareholder acknowledged that the securities to be issued have not been registered under the Securities Act, that it understood the economic risk of an investment in the securities, and that it had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

Conversion of Convertible Note

On January 23, 2014, we issued an aggregate of 52,500,000 shares of our common stock to certain entities in connection with the conversion of debt in the amount of $52,500. The debt is evidenced by that certain 3% convertible promissory note dated May 17, 2013 in the principal amount of $52,500 (the "Convertible Note") issued by us to Asia Capital Markets Limited LLC ("Asia Capital"). The Convertible Note was subsequently acquired by Gatehouse Financial Limited ("Gatehouse") from Asia Capital in accordance with the terms and provisions of that certain debt purchase agreement dated November 15, 2013 between Asia Capital and Gatehouse (the "Debt Purchase Agreement") as part of a transaction involving acquisition of and change in control of the Corporation. Subsequently, in accordance with the terms and provisions of that certain assignment of convertible note dated January 20, 2014 (the "Assignment"), Gatehouse sold and assigned a portion of its right, title and interest in and to the Convertible Note to separate assignees, which assignees all paid consideration to Gatehouse for the purchase of their respective interest. We received those certain notices of conversion and the Board of Directors authorized the issuance of the aggregate 52,500,000 shares of common stock to the separate assignees. The shares were issued in a private transaction in exchange for the acquisition by us of 100% of the total issued and outstanding shares of common stock of il2m. The shares were issued to approximately nine non-United States residents in reliance on Regulation S promulgated under the United States Securities Act of 1933, as amended (the “Securities Act”). The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The assignees acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

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

10.02	Convertible Note dated March 14, 2014 between il2m International Corp. and il2m Global Ltd. in the amount of $100,000.00.
10.03	Convertible Note dated March 14, 2014 between il2m International Corp. and il2m Global Ltd. in the amount of $125,000.00.
10.04	Convertible Note dated March 14, 2014 between il2m International Corp and il2m Global Ltd in the amount of $231,000.00 Canadian Dollars.
10.05	Convertible Note dated March 27, 2014 between il2m International Corp. and il2m Global Ltd. in the amount of $515,600.00.
31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 21, 2014

Il2m International Corp.
/s/ Sarkis Tsaoussian
Name: Sarkis Tsaoussian Chief Executive Officer/President, Chief Financial Officer/Treasurer