Form 10-K
period 2014-05-31
il2m INTERNATIONAL CORP.
filed 2014-09-15
CIK 1520512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-176587

IL2M INTERNATIONAL CORP.

(Exact name of registrant as specified in its charter)

Nevada	27-3492854
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3500 West Olive Avenue Suite 810 Burbank, California	91505
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (818) 953-7585

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 Par Value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.☐ YES ☒ NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.☐ YES ☒ NO

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒ YES ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ YES ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ YES ☒ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer

☐	Non-accelerated filer	☒	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ YES ☒ NO

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Note. If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: November 30, 2013 was $2,660,694.45.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ YES ☐ NO

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 186,963,310 shares of common stock issued and outstanding as of September 15, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Information included in this Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of il2m International Corp. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

PART I

ITEM 1. BUSINESS.

In this report, unless the context requires otherwise, references to the "Company", "il2m International Corp.", "we", "us" and "our" are to il2m International Corp.

CORPORATE HISTORY

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

On October 17, 2013, il2m Inc. was incorporated under the laws of State of Nevada. On January 9, 2014, il2m Inc. entered into a Stock Purchase and Share Exchange agreement with il2m International Corporation. The transaction has been accounted for the transaction as a combination of entities under common control (see Note 10(F)). For accounting purposes, this transaction is being accounted for as a merger of entities under common control and has been treated as a recapitalization of il2m, International Corporation with il2m, Inc. as the accounting acquirer. The historical financial statements of the accounting acquirer became the financial statements of the registrant. We did not recognize goodwill or any intangible assets in connection with the transaction. The 125,000,000 shares issued to the shareholder of il2m Inc. in conjunction with the share exchange transaction has been presented as outstanding for all periods. The historical financial statements include the operations of the accounting acquirer for all periods presented and the accounting acquiree for the period from January 9, 2014 through May 31, 2014.

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company", "Dynamic Nutra Enterprises Holdings Inc." or "il2m International Corp." refers to il2m International Corp.

Reverse Stock Split

On November 15, 2013, our Board of Directors authorized and approved a reverse stock split of one for ten (1:10) of the Company's total issued and outstanding shares of common stock (the “Stock Split”). The Board of Directors considered further factors regarding approval of the Stock Split including, but not limited to: (i) current trading price of our shares of common stock on the OTC QB Market and potential to increase the marketability and liquidity of the Corporation’s common stock; (ii) possible reluctance of brokerage firms and institutional investors to recommend lower-priced stocks to their clients or to hold in their own portfolios; (iii) desire to meet future requirements of per-share price and net tangible assets and shareholders’ equity relating to admission for trading on other markets; and (iv) posturing us and our structure in favorable position in order to effectively negotiate with potential acquisition candidates.

We filed the Definitive Information Statement, which was mailed to its shareholders providing notice of the Stock Split. The shareholders holding a majority of the total issued and outstanding shares of our common stock approved the Stock Split.

The Stock Split was effectuated on January 9, 2014 based upon filing the appropriate documentation with FINRA. The Stock Split decreased our total issued and outstanding shares of common stock from approximately 7,011,500 shares to 711,500 shares of common stock. The common stock will continue to be $0.0001 par value. Our trading symbol changed to "ILIM". Our new cusip number is 45173T 102.

Certificates of Amendment

Increase Authorized Capital. Effective November 15, 2013, Board of Directors and the majority shareholders of the Company approved an amendment to the articles of incorporation of the Company (the “Increase in Authorized Capital Amendment”). The Increase in Authorized Capital Amendment was filed with the Secretary of State of Nevada on November 26, 2013 increasing the authorized common stock of the Company to five hundred million (500,000,000) shares of common stock, par value $0.0001. The 10,000,000 shares of preferred stock as authorized, par value $0.0001, remains unchanged.

Name Change. Effective November 15, 2013, Board of Directors and the majority shareholders of the Company approved an amendment to the articles of incorporation of the Company to change the name of the Company to "il2m International Corp." (the “Name Change Amendment”). The Name Change Amendment was filed with the Secretary of State of Nevada on November 26, 2013 changing the name of the Company to "il2m International Corp." (the "Name Change").

We filed the appropriate documentation with FINRA in order to effectuate the Name Change in the OTC Markets. The Name Change was effected on the OTC Markets January 9, 2014. Our new cusip number is 45173T 102.

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

Share Exchange Agreement

On January 9, 2014, our Board of Directors authorized the execution of that certain share exchange agreement dated January 9, 2014 (the "Share Exchange Agreement") among us, il2m Inc., a privately held Nevada corporation (“il2m”) and il2m Global Limited, a private Belize corporation and sole shareholder of il2m ("il2m Global"). In accordance with the terms and provisions of the Share Exchange Agreement, we acquired all of the issued and outstanding shares of stock of il2m from its sole shareholder, il2m Global, thus making il2m our wholly-owned subsidiary, in exchange for the issuance to il2m Global of an aggregate 125,000,000 post-Reverse Stock split shares of our restricted common stock.

We have accounted for this transaction as a combination of entities under common control and accordingly, recorded the transaction at historical cost of $6,014,552. See Item 5. Unregistered Sales of Securities and Use of Proceeds.

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

3(a) (10) Settlement Agreement

On June 13, 2014, our Board of Directors authorized the execution of that certain settlement agreement and stipulation dated June 13, 2014 (the "Settlement Agreement") with IBC Funds LLC, a Nevada limited liability company ("IBC Funds"). We had certain payables outstanding due and owing to creditors aggregating $108,535.00 as follows: (i) $19,030 owed to Berman & Company P.A.; (ii) $14,505 owed to Liggett, Vogt & Webb P.A.; (iii) $65,000 owed to No Sleep Til Productions; and (iv) $10,000 owed to Epoch Financial Group Inc. (collectively, the "Payables"). IBC Funds purchased the Payables from their respective holders and subsequently filed a claim against us in the Circuit Court of the Twelfth Judicial Circuit in and for Manatee County, Florida, Case No. 2014 CA 2928 (the "Claim") for the payment of the Payables. Thus, we desired to resolve and settle the Payables and entered into the Settlement Agreement with IBC Funds.

Subsequent to June 13, 2014, IBC Funds delivered a conversion notice to us (the "Conversion Notice") proposing a full conversion of the Settlement Agreement into 3,601,810 shares of common stock. The 3,601,810 shares of common stock will be exempt from registration under the Securities Act of 1933, as amended, in reliance upon Section 3(a)(10). The Board of Directors determined it was in our best interests and our shareholders to enter into the Settlement Agreement and resulting 3(a)(10) issuance of shares in order to ensure the successful launch of its two websites within the next month and accelerate the possibility of generation of revenue from multiple sources.

CURRENT BUSINESS OPERATIONS

General

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

iLink2Music.com is based on user experience sensory aesthetics. It is optimally designed around end users’ perceptions and creates the milieu that allows end users to act as lead designers, co-creators and actual tastemakers of lifestyle brands, products and services in a rapidly changing market. Our paradigmatic approach provides for a people-generated, user-driven structure. In this new environment (“Ecosystem”), the very concept of “producer” is blurred because anyone can broadcast to any number of people anywhere, from their loved ones to the entire planet. We believe that both of these will be “emergent properties” if there is a serious effort to broaden the use and applications whereby this symbiosis of human creativity and technology is combined. We are focusing our efforts on bringing the symbiosis to the music production, social media, digital, and mobile landscape consumer consumption and distribution sub-Ecosystem.

Ilink2music.com will enable the user to create a profile in the music entertainment zone that displays his/her talents or expertise, whether they are a musician, composer, songwriter, vocalist, performer, conductor, arranger, instrumentalist, dancer, choreographer, DJ, music video producer and/or director, booking agent, recording studio, audio engineer, record label, events planner, music venue, music broadcaster, music educator, music publisher, road crew, talent manager, entertainment lawyer, etc. The user can also simply be a music fan that enjoys listening to music, socializing or following and supporting others. Each member will be able to network within our community in order to find what they’re looking for: a singer for a band, an event planner for a nightclub, a DJ for a party, a violinist or pianist for an orchestra, a choreographer for your dance crew, and a music venue for an event.

Process

Our unique master password system will be activated after registration and our user members will then immediately have access to all of their favorite social media sites such as Facebook, Twitter, LinkedIn, YouTube, Instagram and many more. In addition to that, once registration is complete, they will instantly be able to view all chosen RSS feeds and have immediate access to their personalized music and entertainment libraries, our privileged e-store (merchandising), and any website or widget they choose from the World Wide Web, addressing topics such as finance, investments, international markets, sports, games, world news, online shopping, date, time, weather, horoscope, etc.. Users will also most certainly have access to our exclusive Internet radio station/international music entertainment zone that will include up-to- date global music entertainment news, forums, blogs, a variety of international radio stations and an array of exceptional co-creation contests and workshops featuring games, activities, tours, concerts and privileged content that will be created and tailored by our members, for our members. Furthermore, users will have access to any email accounts they utilize on a daily basis such as iCloud, Gmail, Yahoo! Mail, AOL, Hotmail, etc., as well as a central web search engine. All this is possible through the medium of our all-in-one iLink2Music.com exclusive dashboard/portal page.

In the music entertainment industry, management believes that people all over the world are trying everything in their power to either be discovered as a new talent, or to find new musical talent. Ilink2music.com will enable the user to create a user profile in the music entertainment zone that displays his or her talent or expertise, whether a musician, composer, songwriter, vocalist, performer, conductor, arranger, instrumentalist, dancer, choreographer, DJ, music video producer and/or director, booking agent, recording studio, audio engineer, record label, events planner, music venue, music broadcaster, music educator, music publisher, road crew, talent manager, entertainment lawyer, etc. Our users can also simply be a music fan that enjoys listening to music, socializing or following and supporting others. Each member will be able to network within our community in order to find what they’re looking for globally.

Members may automatically enroll in our Hour Glass System or Virtual Points/Dollars Time Bank where users may receive a free sponsored mobile device (smart phone or tablet) after actively accumulating a certain number of hours or points on our website. This will be limited to all sponsorship negotiations. We will also enable members to use real money to accelerate the process if they wish to, provided they spend a minimum amount of time actively using our website.

Once we have a certain number of active members, management believes that we would potentially have a large number of advertisers eager to advertise their products and/or services to our members. Any medium used for music, such as satellite radios, smart TV’s, phones, tablets, instruments and MP3 players could be advertised. In addition, since we would also have a social media platform, a wide variety of potential advertisers could arise based on the knowledge of members’ behavioral patterns through the dashboard/portal page—such as interests in real estate, finance, dating, gaming and so on.

Revenue Generation

Co-creation advertising and user-generated revenue will be our main source of revenue, although we will simultaneously be exploring diverse revenue streams such as multiple gaming options, e-cards and virtual gift purchase options, and the ability to purchase merchandise such as musical instruments, audio equipment and a multitude of other products possibly at a preferred rate, available exclusively at iLink2Music.com.

Management believes that social media games are not too different from traditional online gaming. Both types strategically focus on entertainment appealing to a wide audience, with simple mechanics and relatively short periods of play. Yet unlike traditional gaming, social media games are distributed through social networks and existing relationships with other users through invite systems, news feed postings, user-to-user notifications or paid acquisitions; these methods will keep people on our platform to co-create with us.

Social augmented reality gaming allows games to create unique content and characters by tapping into a player’s existing social network. Management perceives three core elements that our augmented reality game or service should have to be considered social:

1. Our social graph data is an aggregate profile of revealed preferences such as your friends, interests, demographics and lifestyle information.

2. Game play should be casual and co-user designed for short durations, leveraging high frequency and brief visits.

3. Our social media games will most likely be free with revenue generated through virtual goods.

Through our social media platform and Web 2.0, management believes that we will be able to involve consumers in more exciting and different ways, both through mass collaboration and intimate co-creation while at the same time finding ways of accumulating robust qualitative data from the web.

While most features on our site will be free, we will also generate revenue from the sale of premium services and by implementing co-creation. The latest approaches have evolved into what we call “Innovation Co-creation (ICC),” where all the relevant stakeholders (Fans/Consumers) are participating across the value chain. This approach is not just about a one-sided contribution model — as in “give me your ideas and then we will figure out what to do with them” — but a more collaborative engagement with greater interaction and intensity of participation among creators from generation, selection and incubation. For instance, an example would be engaging audiences at live events with real-time text and video, screen to screen. Users can send pictures, video, audio and texts to the company running the campaign. Consumers can produce, design and direct product placement, product contests and giveaways on our platform from their mobile phone, tablet or laptop.

Why is co-creation so valuable? If users are immersed in narratives and developments around the evolving communications and social media landscape and changing brand- consumer relationships, it is easy to see the importance of co-creation as a philosophy and approach to consumer engagement. However, management believes that there are some clear and tangible benefits to working this way and businesses are increasingly appreciating it.

Co-creation can help break the yo-yo effect of research and development, where clients go back and forth between creative agencies, research agencies and their audience. By working with your consumers rather than directing stuff at them in the hope that it will stick, clients get a real sense of what works and what doesn’t as the ideation takes place. Ideas emerge, develop, and are refined and validated in collaboration with your audience, in real time. There is no need to wait for endless tests. Management believes that co-created concepts outperform siloed concepts in quant tests and across all manner of benchmarks. Consumer articulation and validation at the point of idea generation means outputs are richer and more complete, and ultimately ideas move to realization (and to market) more quickly and cost-effectively, and eventually even to marketing the new product or service.

Furthermore, we believe that online/Internet radio is the key to user engagement because global online radio stations are run by real people, and not generated by computers.

100% user controlled radio. Management believes that the key to new experiences on mobile is this idea of broadcast radio stations—something which few companies were previously offered to do. With the original application, users could find nearby playlists and follow local stations. We are developing a new app from the ground-up; it will offer users the ability to create personalized radio stations. The app will not just be about finding music based on the user's interests, but also based on the user's activity at the time of listening. For example, a user can pick music to listen to while working, driving or running and, over time, the service’s recommendation engine improves in order to best match up the user's music with his or her respective interests. Though the user will be able to listen to personalized stations on his or her own, the most unusual concept concerning our app will be its “co-listening” option. Users can browse through others’ shared radio stations filtering by those trending, those nearby, or featured radio stations from their friends used by activity (e.g., driving, cooking, partying, studying, relaxing, etc.).

Contractual Relations

On March 19, 2014, we announced that we had begun construction on our first commercial radio station, which is located at our main officers in Burbank, California. We are currently finalizing station format and expect to launch the station approximately during third quarter of 2014. We have also in the process of hiring employees and engaging consultants.

Previously, our subsidiary retained Jerry Blair and Global Entertainment Management to collaborate with our entertainment and artist management division by working with our artists and facilitating management, touring, publishing, merchandising and recorded music. Through our subsidiary, we also retained Damion "Damizza" Young, who is a radio industry veteran, and Patricia Bock as a consultant to act as director of strategic initiatives.

We intend to also form numerous partnerships and be part of affiliate programs with retail and online music stores, e-sheet and lyric stores, clothing manufacturers, international online radio, interactive gaming providers and entertainment news sites to diversify, create additional revenue and add content to our site as soon as we launch. These partnerships will aid in increasing traffic to the site and increase potential revenue.

As of the date of this Annual Report, we have not been successful in generating any revenues. We expect to generate revenues once the social media platform is fully integrated.

Consultant and Employment Agreements

Blackson Employment Agreement. On June 1, 2014, we entered into that certain three month employment agreement with Michael K. Blackson (the “Blackson Employment Agreement”). In accordance with the terms and provisions of the Blackson Employment Agreement: (i) Blackson shall host the "The Michael Blackson Show" live from our offices Monday through Friday 6:00 a.m. through 10:00 a.m. and, if necessary due to travel commitments related to scheduled club dates throughout the United States and abroad, air the Friday morning shows from a remote location which will be coordinated in advance with the Chief Executive Officer; (ii) make appearances at our corporate events and other various occasions to be organized by show sponsors; (iii) participate in the taping of webisodes to promote "The Michael Blackson Show" and actively participate in the promotion via social media campaigns; (iv) participate in our meetings to brainstorm ideas and formulate strategies for building the IL2M platform, which includes responsibility to perform such duties that may be designated by our Chief Executive Officer and Board of Directors; and (v) assist with management of our day-to-day operations in relation to the assigned tasks and duties.

In further accordance with the terms and provisions of the Blackson Employment Agreement: (i) we shall pay to Blackson (a) a quarterly salary of $10,000 paid through ADP on a bi-monthly basis (on or around the 15th and end of each month) commencing on the effective date of the Blackson Employment Agreement (the "Quarterly Compensation"), and (b) we shall issue to Blackson 1,000,000 shares of our restricted common stock, fully vested, upon signing of the Blackson Employment Agreement, which shares shall be restricted for a period of six months in accordance with Rule 144 and pursuant to the lockup and leak out clause; (ii) the compensation paid to Blackson shall be subject to periodic three-month evaluations in accordance with the term of the Blackson Employment Agreement and such compensation may be revised and/or bonuses or stock options may be negotiated upon the Board of Directors approval; (iii) in order to facilitate an orderly market for our shares of common stock, Blackson agrees to only re-sell a maximum of 50,000 shares per month commencing after expiration of the six month restricted hold period under Rule 144 and the re-sale limitations shall continue with respect to all 1,000,000 shares of the common stock issued to Blackson; (iv) any party can terminate the Blackson Employment Agreement upon thirty (30) days written notice to the other party and if we terminate prior to the termination date for any reason without providing the a notice of termination, we shall pay to Blackson the amount of the compensation as required for Quarterly Compensation and if Blackson terminates prior to the termination date without providing a notice of termination, we shall be entitled to only pay Blackson the Quarterly Compensation on a prorated basis up to such termination date; and (v) the parties agree that any written, confidential or other proprietary information that is furnished by either party to the other shall be maintained in confidence by the receiving party for a period of one (1) years from its receipt in the same manner that it maintains as confidential its own proprietary information

As of the date of this Annual Report, the Blackson Employment Agreement has been renewed for a subsequent three month period.

Hamilton Consulting Agreement. On June 1, 2014, we entered into that certain three month consulting agreement with Manuel Ray Hamilton (the “Hamilton Consulting Agreement”). In accordance with the terms and provisions of the Hamilton Consulting Agreement, we engaged Hamilton as the Director of Music Programming and to perform certain consulting services including, but not limited to, the following: (i) be responsible for determining and overseeing the mix of musical programs for each Cloud/Internet radio station, reflecting the interests and tastes of the listening community of our web platform who we will be serving and maintaining the standards of quality for programmed music; (ii) establish and maintain Cloud/Internet radio stations and integrate into the il2m web platform; (iii) determine appropriate mix of musical genres consistent with the iL2M mission; (iv) maintain quality standards of the music aired; (v) assist with the identification and recruitment of appropriate music program hosts (DJs); (vi) assist with furthering the musical knowledge of all our DJs, other volunteers and listeners; (vii) further technical expertise by attending conferences and seminars; (viii) establish and maintain contacts with record companies and promoters to ensure a continuous flow of new material to the station in the genres of music; (ix) utilize analytics for our best results; (x) develop and implement policies ensuring the consistency of the music programming with our mission; (xi) select music to be programmed into the station’s music system; (xii) participate in our meetings to brainstorm ideas and formulate strategies for building the IL2M platform, which includes responsibility to perform such duties that may be designated by our Chief Executive Officer and Board of Directors; (xiii) assist with management of our day-to-day operations in relation to the assigned tasks and duties.

In further accordance with the terms and provisions of the Hamilton Consulting Agreement: (i) we shall pay to Hamilton a quarterly salary of $6,500 paid through ADP on a bi-monthly basis (on or around the 15th and end of each month) commencing on the effective date of the Hamilton Consulting Agreement (the "Quarterly Compensation"); (ii) we shall issue to Hamilton 50,000 shares of our restricted common stock, fully vested upon signing of Hamilton employment agreement. The compensation paid to Hamilton shall be subject to periodic three-month evaluations in accordance with the term of the Hamilton Consulting Agreement and such compensation may be revised and/or bonuses or stock options may be negotiated upon the Board of Directors approval; (iii) any party can terminate the Hamilton Consulting Agreement upon thirty (30) days written notice to the other party and if we terminate prior to the termination date for any reason without providing the a notice of termination, we shall pay to Hamilton the amount of the compensation as required for Quarterly Compensation and if Hamilton terminates prior to the termination date without providing a notice of termination, we shall be entitled to only pay Hamilton the Quarterly Compensation on a prorated basis up to such termination date; and (iv) the parties agree that any written, confidential or other proprietary information that is furnished by either party to the other shall be maintained in confidence by the receiving party for a period of one (1) years from its receipt in the same manner that it maintains as confidential its own proprietary information

As of the date of this Annual Report, the Hamilton Consulting Agreement has been renewed for a subsequent three month period.

Gonzales Consulting Agreement. On June 1, 2014, we entered into that certain three month consulting agreement with Yulia Susana Gonzales (the “Gonzales Consulting Agreement”). In accordance with the terms and provisions of the Gonzales Consulting Agreement, we engaged Gonzales as the Digital Media and Public Relations Manager and to perform certain consulting services including, but not limited to, the following: (i) be responsible for the execution of strategic social media and co-creation campaigns simultaneously creating and supervising channel accounts for talent and clients; (ii) be responsible for interacting with users and fans in real time on various web and our platforms and for creating content for various social networks; (iii) act as the liaison across the Internet participating in live online conversations by conducting co-creation contests, answering questions, offering solutions, facilitating conversation, monitoring and analyzing social media trends and their impact on the company brand, cultivating new communities and managing branded online communities; (iv) be responsible for supervising an internal team along with assisting all iL2M talent and staff in social media; (v) participate in our meetings to brainstorm ideas and formulate strategies for building the IL2M platform, which includes responsibility to perform such duties that may be designated by our Chief Executive Officer and Board of Directors; and (vi) assist with management of our day-to-day operations in relation to the assigned tasks and duties.

In further accordance with the terms and provisions of the Gonzales Consulting Agreement: (i) we shall pay to Gonzales (a) a quarterly salary of $10,000 paid through ADP on a bi-monthly basis (on or around the 15th and end of each month) commencing on the effective date of the Gonzales Consulting Agreement (the "Quarterly Compensation"), and (b) we shall issue to Gonzales 50,000 shares of our restricted common stock, fully vested, upon signing of the Gonzales Consulting Agreement, which shares shall be restricted for a period of six months in accordance with Rule 144 and pursuant to the lockup and leak out clause; (ii) the compensation paid to Gonzales shall be subject to periodic three-month evaluations in accordance with the term of the Gonzales Consulting Agreement and such compensation may be revised and/or bonuses or stock options may be negotiated upon the Board of Directors approval; (iii) in order to facilitate an orderly market for our shares of common stock, Gonzales agrees to only re-sell a maximum of 10,000 shares per month commencing after expiration of the six month restricted hold period under Rule 144 and the re-sale limitations shall continue with respect to all 50,000 shares of the common stock issued to Gonzales; (iv) any party can terminate the Gonzales Consulting Agreement upon thirty (30) days written notice to the other party and if we terminate prior to the termination date for any reason without providing the a notice of termination, we shall pay to Gonzales the amount of the compensation as required for Quarterly Compensation and if Gonzales terminates prior to the termination date without providing a notice of termination, we shall be entitled to only pay Gonzales the Quarterly Compensation on a prorated basis up to such termination date; and (v) the parties agree that any written, confidential or other proprietary information that is furnished by either party to the other shall be maintained in confidence by the receiving party for a period of one (1) years from its receipt in the same manner that it maintains as confidential its own proprietary information.

As of the date of this Annual Report, the Gonzales Consulting Agreement has been renewed for a subsequent three month period.

Bock Consulting Agreement. On June 1, 2014, we entered into that certain three month consulting agreement with Patricia Lynn Bock (the “Bock Consulting Agreement”). In accordance with the terms and provisions of the Bock Consulting Agreement, we engaged Bock as the Director of Strategic Initiatives and to perform certain consulting services including, but not limited to, the following: (i) be responsible for providing expertise and leadership of cross-functional teams and project managers to ensure proper analysis, prioritization and implementation of key strategic activities and spearheading global growth campaigns; (ii) be responsible for talent acquisition and artist relations, production, media, marketing, sales and sponsorships; (iii) prioritize and take the vision of teams and managers and assist with translation into practice in order to expand and explore new revenue generating partnerships; (iv) participate in our meetings to brainstorm ideas and formulate strategies for building the IL2M platform, which includes responsibility to perform such duties that may be designated by our Chief Executive Officer and Board of Directors; and (v) assist with management of our day-to-day operations in relation to the assigned tasks and duties.

In further accordance with the terms and provisions of the Bock Consulting Agreement: (i) we shall pay to Bock (a) a quarterly salary of $10,000 paid through ADP on a bi-monthly basis (on or around the 15th and end of each month) commencing on the effective date of the Bock Consulting Agreement (the "Quarterly Compensation"), and (b) we shall issue to Bock 1,000,000 shares of our restricted common stock, fully vested, upon signing of the Bock Consulting Agreement, which shares shall be restricted for a period of six months in accordance with Rule 144 and pursuant to the lockup and leak out clause; (ii) the compensation paid to Bock shall be subject to periodic three-month evaluations in accordance with the term of the Bock Consulting Agreement and such compensation may be revised and/or bonuses or stock options may be negotiated upon the Board of Directors approval; (iii) in order to facilitate an orderly market for our shares of common stock, Bock agrees to only re-sell a maximum of 50,000 shares per month commencing after expiration of the six month restricted hold period under Rule 144 and the re-sale limitations shall continue with respect to all 1,000,000 shares of the common stock issued to Bock; (iv) any party can terminate the Bock Consulting Agreement upon thirty (30) days written notice to the other party and if we terminate prior to the termination date for any reason without providing the a notice of termination, we shall pay to Bock the amount of the compensation as required for Quarterly Compensation and if Bock terminates prior to the termination date without providing a notice of termination, we shall be entitled to only pay Bock the Quarterly Compensation on a prorated basis up to such termination date; and (v) the parties agree that any written, confidential or other proprietary information that is furnished by either party to the other shall be maintained in confidence by the receiving party for a period of one (1) years from its receipt in the same manner that it maintains as confidential its own proprietary information.

As of the date of this Annual Report, the Bock Consulting Agreement has been renewed for a subsequent three month period.

Vidal Employment Agreements

On June 1, 2014, we entered into that certain three month consulting agreement with Eric Vidal (the “E Vidal Employment Agreement”). On June 1, 2014, we entered into that certain consulting agreement with Nicholas Vidal (the “N Vidal Employment Agreement”).

In accordance with the terms and provisions of the E Vidal Employment Agreement and the N Vidal Employment Agreement, we engaged both E Vidal and N Vidal, respectively, as the host of the Baka Boyz Show and to perform certain employee services including, but not limited to, the following: (i) host "The Baka Boyz Show" live from our offices Monday through Friday 3:00 p. m. through 7:00 p. m, which will consist of two hours of live mixing, artist interviews and benchmarks to foster social media interaction’ (ii) mentor new DJs who join the IL2M team; (iii) promote "The Baka Boyz Shows" on their syndicated, national mix shows, as well as on their “Baka Boyz” website; (iv) create, maintain and curate relationships with artists, executives, and tastemakers within the music and entertainment industries for the purpose of remaining up to date with the newest trends in music; (iv) introduce new ideas and contacts as part of a strategy to grow the brand; (v) participate in our creative meetings in order to brainstorm new ideas; (vi) participate in our meetings to brainstorm ideas and formulate strategies for building the IL2M platform original content for overall audience growth via social media., which includes responsibility to perform such duties that may be designated by our Chief Executive Officer and Board of Directors; and (vii) assist with management of our day-to-day operations in relation to the assigned tasks and duties.

In further accordance with the terms and provisions of the E Vidal Employment Agreement and the N Vidal Employment Agreement: (i) we shall pay each to E Vidal and N Vidal (a) a fee of $9,166.66 before July 31, 2014, and (b) we shall issue each to E Vidal and N Vidal 250,000 shares of our restricted common stock, fully vested, upon signing of the E Vidal Employment Agreement or N Vidal Employment Agreement, respectively; (ii) in order to facilitate an orderly market for our shares of common stock, E Vidal and N Vidal agree to only re-sell a maximum of 50,000 shares per month commencing after expiration of the six month restricted hold period under Rule 144 and the re-sale limitations shall continue with respect to all 250,000 shares of the common stock issued; and (iii) the parties agree that any written, confidential or other proprietary information that is furnished by either party to the other shall be maintained in confidence by the receiving party for a period of one (1) years from its receipt in the same manner that it maintains as confidential its own proprietary information.

As of the date of this Annual Report, the E Vidal Employment Agreement and the N Vidal Employment Agreement have been renewed for a subsequent three month period.

Pananyan Employment Agreement. On June 1, 2014, we entered into that certain three month employment agreement with Lilit Pananyan (the “Pananyan Employment Agreement”). In accordance with the terms and provisions of the Pananyan Employment Agreement, we have engaged Pananyan as the Operations Manager and Administrator and to perform certain employee services including, but not limited to, the following: (i) plan, direct, coordinate and lead all our teams; (ii) provide direction and monitor support functions; (iii) work in tandem with location personnel and upper management and ensure business functions by formulating policies, managing daily operations and human resources; (iv) develop and improve all our policies to ensure a productive and safe working environment meeting all local and federal requirements and codes; (v) oversee activities directly related to providing services referenced above; (vi) direct and coordinate all activities of departments; (vii) review sales and activity reports and other performance data to measure productivity and goal achievement and to determine areas needing cost reduction and program improvement; (viii) manage staff; (ix) establish and implement departmental policies, goals, objectives, and procedures, conferring with board members, organization officials, and staff members as necessary; (x) determine staffing requirements; (xi) monitor businesses and agencies to ensure that they efficiently and effectively provide needed services while staying within budgetary limits; (xii) observe, receive, and obtain information from all relevant sources; (xiii) analyze information and evaluate results to choose the best solution and solve problems; (xiv) coordinate the work and activities of various group members to ensure accomplishment of all tasks; (xv) monitor and review all relevant information to detect or assess problems; (xvi) provide information to supervisors, co-workers, and subordinates by telephone, in written form, e-mail, or in person; (xvii) assess the value, importance and quality of services and people within and around all operations; and (xix) assist with management of our day-to-day operations in relation to the assigned tasks and duties.

In further accordance with the terms and provisions of the Pananyan Employment Agreement: (i) we shall pay to Pananyan (a) a quarterly salary of $12,500 paid through ADP on a bi-monthly basis (on or around the 15th and end of each month) commencing on the effective date of the Pananyan Employment Agreement (the "Quarterly Compensation"), and (b) we shall issue to Pananyan 50,000 shares of our restricted common stock, fully vested, upon signing of the Pananyan Employment Agreement, which shares shall be restricted for a period of six months in accordance with Rule 144 and pursuant to the lockup and leak out clause; (ii) the compensation paid to Pananyan shall be subject to periodic three-month evaluations in accordance with the term of the Pananyan Employment Agreement and such compensation may be revised and/or bonuses or stock options may be negotiated upon the Board of Directors approval; (iii) any party can terminate the Pananyan Employment Agreement upon thirty (30) days written notice to the other party and if we terminate prior to the termination date for any reason without providing the a notice of termination, we shall pay to Pananyan the amount of the compensation as required for Quarterly Compensation and if Pananyan terminates prior to the termination date without providing a notice of termination, we shall be entitled to only pay Pananyan the Quarterly Compensation on a prorated basis up to such termination date; and (iv) the parties agree that any written, confidential or other proprietary information that is furnished by either party to the other shall be maintained in confidence by the receiving party for a period of one (1) years from its receipt in the same manner that it maintains as confidential its own proprietary information

As of the date of this Annual Report, the Pananyan Employment Agreement has been renewed for a subsequent three month period.

Advisory Board

On March 1, 2014, we established and created an advisory board in order to benefit from certain knowledge and experience of others in the development of our intellectual property and technology. We have incurred significant time, effort and money to develop certain proprietary information and technology which we consider vital to our business and goodwill.

From March 1, 2014 through July 1, 2014, our Board of Directors appointed four members as follows to our Advisory Board: (i) William H. Bang; (ii) Lawrence S. Lotman; (iii) Bob Brockmann; (iv) James A. Ruggiero; and (v) David Malam (collectively, the "Advisory Board Members"). Each Advisory Board Member entered into that certain three-year advisory board agreements (collectively, the "Advisory Board Agreements"). In accordance with the terms and provisions of the Advisory Board Agreements, we shall issue to each of the Advisory Board Members 100,000 shares of our restricted common stock, which shall be considered compensation for approximately ten hours of service provided by each Advisory Board Member through the first six months, and thereafter $2,500 per month for the duration of the three year Advisory Board Agreement.

Strategic Growth Plan

We intent to constantly market ourselves through social media, mobile applications and multiple venues while aggressively continuing ongoing programming, new partnerships, joint ventures and mergers or acquisitions in order to attract new users and members, and to retain existing ones. Furthermore, we will constantly ensure the diversification of our revenue source by regularly adding mobile strategies and co-creation content. Moreover, management understands the importance of creating the proper social media plan in order to implement proper strategic growth.

1. We will listen to our audience: What are they saying? What type of content do they find appealing? What is the best format of content that our audience consumes?

2. We will engage and create content based on the areas or topics of interest learned from the listening phase. Overall, the content we create should be relevant, helpful, engaging and information-rich.

3. We will measure communications by tracking “likes, “shares,” “retweets,” “clicks,” etc., so we can easily determine success, failure, and areas of improvement, most importantly what type of content is resonating with our audience.

4. We will constantly learn. Measuring results is useless unless we learn from it. The goal of measurement is not just to understand what happened in the past, but to determine our future as well. We can then tweak our strategy and try to solicit more engagement.

Understanding the new minds of consumers is key. Over the next two (2) years and beyond, management intends that the Company will increasingly engage with a new and more diverse global customer base with different needs and expectations especially with a rising middle class across emerging markets. Going forward, management believes that we will seize a profitable position because of our speed, flexibility and insight to engage and monetize the diverse global base of connected consumers by delivering personalized, relevant and ultimately indispensable content experiences.

Over the past five years, consumers have seen an explosion in their media choices. Management believes that the blizzard of consumption choices is creating confusion in the minds of the consumer and extends to the legitimacy of the content they access just from smart phones. In response, by innovating in agile ways and harnessing technologies to gain deep insight into consumers’ tastes and behaviors’, we will be able to define a profitable, consumer-centric, multi-platform, multi-sensory future.

From “mass media” to “my media.”

As media consumption fragments across devices, consumers increasingly demand personalized experiences—their content on their chosen devices, when they want it. This move to “my media” can be seen in “cord-cutting,” where consumers abandon their pay TV subscriptions and instead access the content they want via cheaper, Internet and mobile broadband-based content services. Operators, who have already been successful in launching triple-play products that bundle TV, broadband and telephony, must adapt their services to changing consumer expectations for more on-demand content. A further manifestation of “my media” is consumers’ growing use of the “second and third screen”—smart phones and tablets—to comment on and share the experience of TV and other companion content with friends. This will be the social media platform provided by ilink2music.com.

We will be able to partner with global content archive companies and real-time events sponsors.

Multi-platform analytics drive advertiser insights into connected fans-consumers. Management believes that it understands how advertising spending is continuing to migrate to new digital platforms. As we witness an increase in the number of consumers accessing content across multiple screens, devices and platforms, advertising must also become platform- agnostic. The ability to attract advertising revenues in the future will depend on offering advertisers credible, cross-platform metrics that define and measure audience reach, engagement and relevance. Our advertising model will only engage the user to Co-Create.

Content generation must have better insight into what customers will pay for in order to engage. For content creators to adapt to the demands of connected consumers, they will need to get closer to the behaviors and needs of those consumers than ever before. This includes harvesting data from social media, adapting the way products are created and distributed and embracing new business models, including partnerships. As they pursue these strategies, the good news for content creators is that content’s central role in attracting, engaging and retaining consumers has been strengthened by the fragmentation of media choices.

Content

The rising value of content has commenced an industry-wide race to acquire it. Management believes that recent years have seen several major acquisitions of content assets, as consumers’ rising expectation of ubiquitous access to premium and library content drives companies to focus on licensing and/or acquiring content, as well as on developing deeper customer engagement and insights. Management believes that the Company is positioned to radically change new business models for content creators to engage connected consumers. We are a “Facilitation Social Media Platform,” harnessed by fans and consumers that thinks and sees from a user perspective. Therefore, management believes that in order to ensure content remains relevant and valuable to their audiences, content companies must build new business models around five imperatives:

●	Harnessing the power of second and third screens, exploiting connected portable devices to allow users to access and deeply engage with content.

●	Optimizing the windowing of video content to meet the needs of connected consumers.

●	Building in order to add value for content providers, operators and consumers—people still love a bargain—including a bundle of services at a “discounted” rate.

●	Overcoming the challenges of personalization by understanding consumers while respecting their privacy.

●	Encouraging and facilitating content discovery/recommendations. Consumers will need help navigating towards the content they want.

Digital distributors must deliver a differentiated experience to help deter piracy. Tackling piracy in the connected era cannot rely on just consumer education and tighter regulation and enforcement, important as they are. It means understanding consumers in order to deliver the right content to the right people, at the right time, place and price, via the right experience. It’s also vital to signpost where the legitimate content is available.

Management understands that connected consumers are clearly in control and an even greater portion of viewing and interaction of TV and film content will take place on multiple screens and devices. Therefore, we intend to seize the opportunity to deepen engagement with consumers by trying different business models for delivering content and experimenting with price points and offerings.

We believe that our iLink2Music.com radio station will be playing an important role in our growth and will add substantial diversified revenue such as on-air advertising that can be read by on-air personalities, our own special events or events in concert with advertising partners, possible syndication—if one of our shows became popular enough we would be able to sell the rights to air our show to other stations—and selling unique entertainment news feeds internationally as well.

After building proper foundations in the U.S., Canada and European Union, we intend to branch out to Asian markets, Bollywood. And additional strategically integrated modules are: (i) members’ profile page detailing additional “My Favorites” functions; (ii) custom events management system for members; (iii) SS LEV website security certificate for member transactions; (iv) merchandising: integration of an e-commerce engine; (v) automatic ad management and ad display rotation banner system; (vi) upgrading Paypal Pro to a specific bank’s solution for better rates; (vii) system for users to sell their own music and receive payment; (viii) system that allows users to buy music directly from us; (ix) Internet advertising PPC/key word search & competition analysis; (x) search engine optimization SEO/keyword search & competition analysis; (xi) unique music entertainment industry news created by ilink2music.com; (xii) live global DJ streaming service (Pay Per Use); (xiii) virtual products core programming; (xiv) mobile version of website; (xv) IP-based and behavioral ad capabilities; (xvi) online ticket purchasing capability for members’ events; (xvii) premium membership packages for advanced use of website and profiles; (xviii)ilink2music charity foundation contribution capabilities; (xix) global event listings and online purchasing capabilities; and(xx) multiple online gaming options with virtual buy-ins.

iLink2Fashion

We are also developing iLink2Fashion, which is a fashion and beauty platform and magazine. The iLink2Fashion is co-created with Generation "C", artists and brands using mobile devices. Generation "C" has been defined as a "psychographic" group or a number of individuals who share a similar state of mind, whether that be certain personality traits, values, attitudes, interests or lifestyles. In this definition, Generation "C" members all have the common characteristics of being "digital natives" who turn to the Internet naturally and extensively to do a number of things and are very Web2.0 savvy. Research has identified five main characteristics of Generation "C", which management believes will be an integral aspect of its iLink2Fashion: (i) a love of content creation and mashing; (ii) tendency to form online active communities; (iii) gravitation toward social media sites where they can participate in discussions about different ideas and get involved in cultural conversations; (iv) desire to be in control of their own lives and a contentedness with complexity; and (v) desire to work in more creative industries and be less restricted by rigid social structures. Research has identified the group as "Generation C" - connected, communicating, content-centric, computerized, community-oriented and always clicking.

Based on this premise, we will bring together make-up artists, fashion designers and brands to create content for fashion and beauty purposes. The format of our platform is mobile, picture and video based, which will enable the users to interact on their mobile devices. The E-commerce platform engine will make it easier for users to quickly purchase the products that are being used in the video. Unlike video sharing sites, iLink2Fashion has an E-commerce engine where users can instantly purchase products instead of guessing or rewinding the video to see which products were used. Management believes that this strategy will make users stay within the site and allow our Company to monetize from the beauty products. The marriage of video tutorial and e-commerce engine allows us to facilitate users beauty regime process.

We will have two initial E-commerce platform content strategies:

●	Video content strategy focuses on co-creating content with established YouTube makeup artists who have between 250,000 to 1,000,000 followers, recording artists who have a fan base of 50,000 to 1,000,000 followers of beauty brands and Generation C.

●	Magazine content strategy focuses on co-creating mobile fashion magazine content with brands, fashion designers, writers, artists, recording artists, celebrities and Generation C.

Intellectual Property

Our wholly-owned subsidiary, il2m, was a party to that certain L.P. licensing agreement dated October 29, 2013 (the "Licensing Agreement") with il2m Global Limited, a Belize Company ("il2m Global"). In accordance with the terms and provisions of the Licensing Agreement, il2m Global granted to il2m the exclusive right and license worldwide to use certain intellectual property (which hereafter "Intellectual Property" shall be defined as copyrights, trademarks, domain names, trade names, trade secrets and confidential information related to the online work). The grant of license to use the Intellectual Property was also in association with certain products and services, including the right to use, display and operate the online work including as an interactive web site provider, providing or enabling access by multiple users to chat rooms, message boards, wikis, blogs, as a review site, aggregation site, file sharing site, social networking site, and posting and pinning site.

In further accordance with the terms and provisions of the Licensing Agreement, il2m has the right to sublicense any of the rights granted by il2m Global. il2m also agreed to maintain a high standard of quality of products and services so as to protect the Intellectual Property and the value and goodwill. il2m further agreed to provide prompt, courteous and efficient service to the users of the online work, perform work competently in all business dealings with members of the public and the artists and governed by the highest standards of honesty, integrity, fair dealing and ethical conduct.

Our President/Chief Executive Officer, Sarkis Tsaoussian, holds title to the Intellectual Property and originally assigned on October 22, 2013 to il2m Global all his right, title and interest in and to the Intellectual Property concerning ilink2music, including the trademarks, the copyrights and the domain names with any use of said Intellectual Property (the "Assignment").

EMPLOYEES

We employ approximately three full time employee. We also use consultants as required. We also have our sole officer, President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer, Sarkis Tsaoussian, on a full-time basis. However, as of the date of this Annual Report, we do not have a contractual arrangement with Mr. Tsaoussian. This individual is primarily responsible for all of our day-to-day operations. Other services may be provided by outsourcing and consultant and special purpose contracts.

COMPETITION

We will compete for the time and attention of our listeners with other content providers on the basis of a number of factors, including quality of experience, relevance, acceptance and diversity of content, ease of use, price, accessibility, perceptions of ad load and brand awareness and reputation. We will also compete for listeners on the basis of our presence and visibility as compared with other providers that deliver content through the internet, mobile devices and consumer products. We believe that we will compete favorably on these factors as our iLink2Music.com service will create a unique experience for our listeners that is easy, accessible, personalized and full of discovery. We will offer our service at no cost or through a low cost subscription plan, and we intend to make our presence highly visible in mobile application stores and other consumer electronics products. However, many of our current and potential future competitors enjoy substantial competitive advantages, such as greater name recognition, longer operating histories and larger marketing budgets, as well as substantially greater financial, technical and other resources.

Our competitors include:

●	Other Radio Providers. We will compete for listeners with other broadcast radio providers, including terrestrial radio providers such as Clear Channel and CBS and satellite radio providers such as Sirius XM. Many broadcast radio companies own large numbers of radio stations or other media properties. Many terrestrial radio stations have begun broadcasting digital signals, which provide high quality audio transmission. In addition, unlike the emerging internet radio market, terrestrial and satellite radio providers, as aggregate entities of their subsidiary providers, generally enjoy larger established audiences and longer operating histories. Broadcast radio pays no royalties for its use of sound recordings and satellite radio pays a much lower percentage of revenue, currently 7.25%, than internet radio providers for use of sound recordings, giving broadcast and satellite radio companies a significant cost advantage. We will also compete directly with other emerging pure play online radio providers such as iheartradio, Last.fm and Slacker Personal Radio and we could face additional competition if known incumbents in the digital media space such as Yahoo, Apple, Amazon or Google choose to enter the internet radio market.

●	Other Audio Entertainment Providers. We will face competition from providers of alternative forms of audio content and pre-recorded entertainment, such as Apple’s iTunes Music Store, Amazon, online subscription on-demand music providers such as RDIO or Rhapsody, as well as potential market entrants like Spotify, which provide audio content that can be directly selected, streamed or purchased, and played in automobiles and homes, using portable players, mobile phones and other wireless devices. The audio entertainment marketplace continues to rapidly evolve, providing our listeners with a growing number of alternatives and new media platforms.

●	Other Forms of Media. We will compete more broadly for the time and attention of our listeners with providers of other forms of in-home and mobile entertainment. To the extent existing or potential listeners choose to watch cable television, stream video from on-demand services such as Hulu, VEVO or YouTube or play interactive video games on their home-entertainment system, computer or mobile phone rather than listen to our iLink2Music.com service, these content services pose a competitive threat.

We will also compete for a share of our advertising customers’ overall marketing budgets with other content providers on the basis of a number of factors, including perceived return on investment, effectiveness and relevance of our advertising products, pricing structure, and ability to deliver large volumes or precise types of ads to targeted demographics. We believe that our ability to deliver targeted and relevant ads across a wide range of platforms will allow us to compete favorably on the basis of these factors and justify a profitable pricing structure. However, the market for online advertising solutions is intensely competitive and rapidly changing, and with the introduction of new technologies and market entrants, we expect competition to intensify in the future.

Our competitors include:

●	Other Internet Companies. The market for online advertising is becoming increasingly competitive as advertisers are allocating increasing amounts of their overall marketing budgets to web-based advertising. We compete for online advertisers with other internet companies, including major internet portals, search engine companies and social media sites. Large internet companies with greater brand recognition, such as Facebook, Google, MSN and Yahoo! have large direct sales staffs, substantial proprietary advertising technology, and extensive web traffic, and consequently enjoy significant competitive advantages.

●	Broadcast Radio. Terrestrial broadcast and to a lesser extent satellite radio are significant sources of competition for advertising dollars. These radio providers deliver ads across platforms more familiar to advertisers and advertisers may be reluctant to migrate advertising dollars to our internet-based platform.

●	Other Traditional Media Providers. More broadly, we compete for advertising dollars with other traditional media companies in television and print, such as ABC, CBS, FOX and NBC, cable television channel providers, national newspapers such as The New York Times and the Wall Street Journal and some regional newspapers. These traditional outlets present us with a number of competitive challenges in attracting advertisers, including large established audiences, longer operating histories, greater brand recognition and a growing presence on the internet.

ITEM 1A. RISK FACTORS.

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in evaluating us and our business before purchasing shares of common stock. The business, operating results and financial condition could be seriously harmed due to any of the following risks. The risks described below are all of the material risks that we are currently aware of that we may be facing. Additional risks not presently known to us may also impair our business operations. You could lose all or part of your investment due to any of these risks.

In assessing these risks you should also refer to the other information contained in or incorporated by reference to this Annual Report on Form 10-K, including our financial statements and the related notes.

Risks Related to the Industry

Internet radio is an emerging market, which makes it difficult to evaluate our current business and future prospects. Internet radio is an emerging market and our current business and future prospects are difficult to evaluate. The market for internet radio has undergone rapid and dramatic changes in its relatively short history and is subject to significant challenges. As a result, the future revenue and income potential of our business is uncertain. You should consider our business and prospects in light of the risks and difficulties we encounter in this new and rapidly evolving market, which risks and difficulties include, among others:

●	our relatively new, evolving and unproven business model;

●	our ability to retain our current listenership, build our listener base and increase listener hours;

●	our ability to effectively monetize listener hours, particularly with respect to listener hours on mobile devices;

●	our ability to attract new advertisers, retain existing advertisers and prove to advertisers that our advertising platform is effective enough to justify a pricing structure that is profitable for us;

●	our ability to maintain relationships with makers of mobile devices, consumer electronic products and automobiles; and

●	our operation under an evolving music industry licensing structure that may change or cease to exist, which in turn may result in a significant increase in our operating expenses.

Failure to successfully address these risks and difficulties, and other challenges associated with operating in a new and emerging market, could inhibit the implementation of our business plan, significantly harm our financial condition, operating results and liquidity and prevent us from achieving or sustaining profitability.

Our failure to convince advertisers of the benefits of our service in the future could harm our business. We intend to derive revenue from the sale of advertising in the future both from our iLink2music and iLink2Fashion. Our ability to attract and retain advertisers, and ultimately to generate advertising revenue, depends on a number of factors, including:

●	increasing the number of listener hours;

●	keeping pace with changes in technology and our competitors;

●	competing effectively for advertising dollars from other online marketing and media companies;

●	penetrating the market for local radio advertising;

●	continuing to develop and diversify our advertisement platform, which currently includes delivery of display, audio and video advertising products through multiple delivery channels, including traditional computers, mobile and other connected devices, including automobiles; and

●	coping with ad blocking technologies that have been developed and are likely to continue to be developed that can block the display of our ads.

Our agreements with advertisers will generally be short term or may be terminated at any time by the advertiser. Advertisers are spending only a small amount of their overall advertising budget on such services, may view advertising with us as experimental and unproven and may leave us for competing alternatives at any time. We may never succeed in capturing a greater share of our advertisers’ core advertising spending, particularly if we are unable to achieve the scale and market penetration necessary to demonstrate the effectiveness of our advertising platforms, or if our advertising model proves ineffective or not competitive when compared to alternatives. Failure to demonstrate the value of our service would result in reduced spending by, or loss of, existing or potential future advertisers, which would materially harm our revenue and business.

Advertising on mobile devices, such as smartphones, is an emerging phenomenon, and if we are unable to increase revenue from our advertising products delivered to mobile devices, our results of operations will be materially adversely affected. The number of listener hours on mobile devices may surpass listener hours on traditional computers, and we expect that this trend could continue. Mobile listenership has experienced significant growth and we expect this growth to continue though at a less rapid pace. Advertising on mobile devices is an emerging phenomenon, and the percentage of advertising spending allocated to advertising on mobile devices is lower than online advertising. While a substantial amount of our revenue will be derived from display ads, some display ads may not be currently optimized for use on certain mobile devices. We have plans to increase our number of listener hours on mobile and other connected devices, including our efforts to expand the reach of our service by making it available on an increasing number of such devices, such as smartphones and devices connected to or installed in automobiles, and we cannot assure you that we will be able to effectively monetize inventory generated by listeners using mobile and connected devices, or the time frame on which we may do so.

Our success depends upon the continued acceptance of online advertising as an alternative or supplement to offline advertising. The percentage of the advertising market allocated to online advertising lags the percentage of time spent by people consuming media online by a significant degree. Growth of our business will depend in large part on the reduction or elimination of this gap between online and offline advertising spending, which may not happen in a way or to the extent that we currently expect. Many advertisers still have limited experience with online advertising and may continue to devote significant portions of their advertising budgets to traditional, offline advertising media. Accordingly, we continue to compete for advertising dollars with traditional media, including broadcast radio.

Although advertisers as a whole are spending an increasing amount of their overall advertising budget on online advertising, we face a number of challenges in growing our advertising revenue. We compete for advertising dollars with significantly larger and more established online marketing and media companies such as Facebook, Google, MSN and Yahoo! We believe that the continued growth and acceptance of online advertising products will depend on the perceived effectiveness and the acceptance of online advertising models generally, which is outside of our control. Any lack of growth in the market for online advertising could result in reduced revenue or increased marketing expenses, which would harm our operating results and financial condition.

If our efforts to attract prospective listeners and to retain existing listeners are not successful, our growth prospects and revenue will be adversely affected. Our ability to grow our business and generate advertising revenue depends on retaining and expanding our listener base and increasing listener hours. We must convince prospective listeners of the benefits of our service and existing listeners of the continuing value of our service. The more listener hours we stream, the more ad inventory we have to sell. Further, growth in our listener base increases the size of demographic pools targeted by advertisers, which improves our ability to deliver advertising in a manner that maximizes our advertising customers’ return on investment and, ultimately, to demonstrate the effectiveness of our advertising solutions and justify a pricing structure that is profitable for us. If we fail to grow our listener base and listener hours particularly in key demographics such as young adults, we will be unable to grow advertising revenue, and our business will be materially and adversely affected.

 Our ability to increase the number of our listeners and listener hours will depend on effectively addressing a number of challenges and we may fail to do so. Some of these challenges include:

●	providing listeners with a consistent high quality, user-friendly and personalized experience;

●	continuing to build our catalogs of music and comedy content that our listeners enjoy;

●	continuing to innovate and keep pace with changes in technology and our competitors; and

●	maintaining and building our relationships with makers of consumer products such as mobile devices, other consumer electronic products and automobiles to make our service available through their products.

In addition, we have historically relied heavily on the success of viral marketing to expand consumer awareness of our service. If we are unable to maintain or increase the efficacy of our viral marketing strategy, or if we otherwise decide to expand the reach of our marketing through use of more costly marketing campaigns, we will experience an increase in marketing expenses, which could have an adverse effect on our results of operations. We cannot assure you that we will be successful in maintaining or expanding our listener base and failure to do so would materially reduce our revenue and adversely affect our business, operating results and financial condition.

Further, although we use our number of registered users and our number of active users as indicators of our brand awareness and the growth of our business, the number of registered users and number of active users exceeds the number of unique individuals who register for, or actively use, our service for a number of reasons. We define registered users as the total number of accounts that have been created for our service and we define active users as the number of distinct registered users that have requested audio from our servers within the trailing 30 days from the end of each calendar month. To establish an account, a person must provide an email address and a user name, but no personally unique information and a person may have multiple accounts. If the number of actual listeners does not result in an increase in listener hours, then our business may not grow as quickly as we expect, which may harm our business, operating results and financial condition.

We face and will continue to face competition for both listener hours and advertising spending. We compete for the time and attention of our listeners with other content providers on the basis of a number of factors, including quality of experience, relevance, acceptance and diversity of content, ease of use, price, accessibility, perception of ad load and brand awareness and reputation. Our competitors include terrestrial radio providers such as CBS and Clear Channel, satellite radio providers such as Sirius XM, online radio providers such as iheartradio, Last.fm and Slacker Personal Radio, subscription online on-demand music providers such as RDIO and Rhapsody and potential U.S. market entrants like Spotify. Terrestrial radio providers offer their content for free, are well-established and accessible to listeners and offer content, such as news, sports, traffic, weather and talk that we currently do not. In addition, many terrestrial radio stations have begun broadcasting digital signals, which provide high quality audio transmission. Satellite radio providers offer extensive and oftentimes exclusive news, comedy, sports and talk content, national signal coverage, and long established automobile integration. Select online providers offer more extensive content libraries and can be accessed internationally, while online on-demand services give listeners total control to choose their content.

We also compete more broadly with providers of alternative forms of audio media and entertainment, which are purchased or available for free and playable on mobile devices, automobiles and in the home, such as iTunes audio files, MP3s, CDs, and other forms of pre-recorded audio, as well as content streams from other online services such as Hulu, VEVO and YouTube. We face increasing competition for listeners from a growing variety of businesses that deliver audio media content through mobile phones and other wireless devices, such as iTunes.

We believe that companies with a combination of financial resources, technical expertise and digital media experience also pose a significant threat of developing competing internet radio and digital audio entertainment technologies in the future. In particular, if known incumbents in the digital media space such as Amazon, Apple, Facebook or Google choose to offer competing services, they may devote greater resources than we have available, have a more accelerated time frame for deployment and leverage their existing user base and proprietary technologies to provide products and services that our listeners and advertisers may view as superior. Our current and future competitors may have more well-established brand recognition, more established relationships with consumer product manufacturers, greater financial, technical, and other resources, more sophisticated technologies or more experience in the markets in which we compete.

We also compete for listeners on the basis of our presence and visibility as compared with other businesses and software that deliver audio and other content through the internet, mobile devices and consumer products. We face significant competition for listeners from companies promoting their own digital music and content online or through application stores, including several large, well-funded and seasoned participants in the digital media market. Search engines, such as Google, and mobile device application stores, such as the iTunes Store, rank responses to search queries based on the popularity of a website or mobile application, as well as other factors that are outside of our control. Additionally, mobile device application stores often offer users the ability to browse applications by various criteria, such as the number of downloads in a given time period, the length of time since a mobile app was released or updated, or the category in which the application is placed. The websites and mobile applications of our competitors may rank higher than our website and our Pandora app, and our app may be difficult to locate in mobile device application stores, which could draw potential listeners away from our service and toward those of our competitors. In addition, our competitors’ products may be pre-loaded into consumer electronics products or automobiles, creating an initial visibility advantage. If we are unable to compete successfully for listeners against other digital media providers by maintaining and increasing our presence and visibility online, in application stores and in consumer electronics products and automobiles, our listener hours may fail to increase as expected or decline and our advertising sales will suffer.

To compete effectively, we must continue to invest significant resources in the development of our service to enhance the user experience of our listeners. There can be no assurance that we will be able to compete successfully for listeners in the future against existing or new competitors, and failure to do so could result in loss of existing or potential listeners, reduced revenue, increased marketing expenses or diminished brand strength, any of which could harm our business.

We will also compete for a share of advertisers’ overall marketing budgets with other content providers on a variety of factors including perceived return on investment, effectiveness and relevance of our advertising products, pricing structure and ability to deliver large volumes or precise types of ads to targeted demographics. We face significant competition for advertising dollars from terrestrial and, to a lesser extent, satellite radio providers. As many of the advertisers we target have traditionally advertised on terrestrial radio and have less experience with internet radio providers, they may be reluctant to spend for advertising on traditional computers, mobile or other connected device platforms. In addition, terrestrial radio providers as well as other traditional media companies in television and print, such as broadcast television networks such as ABC, CBS, FOX and NBC, cable television channel providers, national newspapers such as the New York Times and the Wall Street Journal and some regional newspapers, enjoy a number of competitive advantages over us in attracting advertisers, including large established audiences, longer operating histories, greater brand recognition and a growing presence on the internet.

Although advertisers are allocating an increasing amount of their overall marketing budgets to web and mobile-based ads, such spending lags behind growth in internet usage, and the market for online and mobile advertising is intensely competitive. As a result, we also compete for advertisers with a range of internet companies, including major internet portals, search engine companies and social media sites. Large internet companies with greater brand recognition, such as Facebook, Google, MSN and Yahoo! have significant numbers of direct sales personnel and substantial proprietary advertising inventory and web traffic that provide a significant competitive advantage and have a significant impact on pricing for internet advertising and web traffic. The trend toward consolidation among online marketing and media companies may also affect pricing and availability of advertising inventory.

In order to compete successfully for advertisers against new and existing competitors, we must continue to invest resources in developing and diversifying our advertisement platform, harnessing listener data and ultimately proving the effectiveness and relevance of our advertising products. Failure to compete successfully against our current or future competitors could result in loss of current or potential advertisers or a reduced share of our advertisers’ overall marketing budget, which could adversely affect our pricing and margins, lower our revenue, increase our research and development and marketing expenses and prevent us from achieving or maintaining profitability.

We depend upon third-party licenses for musical works and a change to or loss of these licenses could increase our operating costs or adversely affect our ability to retain and expand our listener base, and therefore could adversely affect our business. To secure the rights to stream musical works embodied in sound recordings over the internet, we will obtain licenses from or for the benefit of copyright owners and pay royalties to copyright owners or their agents. Those who own copyrights in musical works are vigilant in protecting their rights and seek royalties that are very high in relation to the revenue that can be generated from the public performance of such works. There is no guarantee that the licenses available to us will continue to be available in the future or that such licenses will be available at the royalty rates associated with the current licenses. If we are unable to secure and maintain rights to stream musical works or if we cannot do so on terms that are acceptable to us, our ability to stream music content to our listeners, and consequently our ability to attract and retain advertisers, will be adversely impacted.

In order to stream musical works embodied in sound recordings over the internet, we must obtain public performance licenses and pay license fees to three performing rights organizations: Broadcast Music, Inc., or BMI, SESAC, Inc., or SESAC, and the American Society of Composers, Authors and Publishers, or ASCAP. These organizations represent the rights of songwriters and music publishers, negotiate with copyright users such as us, collect royalties and distribute those royalties to the copyright owners they represent, namely songwriters and music publishers. Performing rights organizations have the right to audit our playlists and royalty payments, and any such audit could result in disputes over whether we have paid the proper royalties. If such a dispute were to occur, we could be required to pay additional royalties and the amounts involved could be material.

We may also stream spoken word comedy content for which the underlying literary works are not currently entitled to eligibility for licensing by any performing rights organization for the United States. While pursuant to industry-wide custom and practice, this content is performed absent a specific license from any such performing rights organization, there can be no assurance that this will not change or that we will not otherwise become subject to additional licensing costs for spoken word comedy content imposed by performing rights organizations in the future.

If music publishers withdraw all or a portion of their catalogs from performing rights organizations such as ASCAP or BMI, we may be forced to enter into direct licensing agreements with these publishers at rates higher than those we currently pay, or may be unable to reach agreement with these publishers at all, which could adversely affect our business, financial condition and results of operations. In May 2011, EMI Music Publishing, or EMI, announced its decision to withdraw certain licensing rights from ASCAP that EMI had previously authorized ASCAP to manage on its behalf. As a result, ASCAP may no longer be able to license the webcasting of songs from EMI’s catalog of musical compositions, and digital music webcasters, such as Pandora, who were previously able to secure licenses from ASCAP for EMI musical compositions may now have to enter into direct licensing arrangements with EMI. It is currently unclear what specific effect EMI’s limited withdrawal from ASCAP will have or whether other publishers may also choose to withdraw all or a portion of their catalogs from the collection of musical compositions that ASCAP has the authority to license. If we are unable to reach an agreement with respect to the repertoire of EMI or any other music publisher who withdraws all or a portion of its catalog(s) from ASCAP or other performing rights organizations, or if we are forced to enter into direct licensing agreements with publishers at rates higher than those currently set by the performing rights organizations (or the U.S. District Court having supervisory authority over ASCAP and BMI) for the performance of musical works, our ability to stream music content to our listeners may be limited or our operating costs may significantly increase, which could adversely affect our business, financial condition and results of operations.

If we fail to accurately predict and play music or comedy content that our listeners enjoy or if we fail to garner listeners to our iLink2Fashion, we may fail to retain existing and attract new listeners. We believe that a key differentiating factor between our iLink2Music.com service and other music content providers is our ability to predict music that our listeners will enjoy. Our personalized playlist generating system is designed to enable us to predict listener music preferences and select music content tailored to our listeners’ individual music tastes. We have invested, and will continue to invest, significant resources in refining these technologies; however, we cannot assure you that such investments will yield an attractive return or that such refinements will be effective. The effectiveness of our personalized playlist generating system depends in part on our ability to gather and effectively analyze large amounts of listener data and listener feedback and we have no assurance that we will continue to be successful in enticing listeners to give a thumbs-up or thumbs-down to enough songs for our database to effectively predict and select new and existing songs. In addition, our ability to offer listeners songs that they have not previously heard and impart a sense of discovery depends on our ability to acquire and appropriately categorize additional songs that will appeal to our listeners’ diverse and changing tastes. We must continuously identify and analyze additional songs that our listeners will enjoy and we may not effectively do so. Our ability to predict and select music or other content that our listeners enjoy is critical to the perceived value of our service among listeners and failure to make accurate predictions would adversely affect our ability to attract and retain listeners, increase listener hours and sell advertising.

Loss of potential agreements with the makers of mobile devices, renegotiation of such agreements on less favorable terms or other actions these third parties may take could harm our business. We believe that most of our agreements with makers of mobile operating systems and devices through which our service may be accessed, including Apple, RIM and Google, will be short term or could be cancelled at any time with little or no prior notice or penalty. The loss of these agreements, or the renegotiation of these agreements on less favorable economic or other terms, could limit the reach of our service and its attractiveness to advertisers. Some of these mobile device makers, including Apple, are now, or may in the future become, competitors of ours, and could stop allowing or supporting access to our service through their products for competitive reasons. Furthermore, because devices providing access to our service are not manufactured and sold by us, we cannot guarantee that these companies will ensure that their devices perform reliably, and any faulty connection between these devices and our service may result in consumer dissatisfaction toward us, which could damage our brand.

If we are unable to continue to make our technology compatible with the technologies of third-party distribution partners who make our service available to our listeners through mobile devices, consumer electronic products and automobiles, we may not remain competitive and our business may fail to grow or decline. In order to deliver music everywhere our listeners want to hear it, we need our service to be compatible with mobile, consumer electronic, automobile and website technologies. Our service is accessible in part through third-party developed applications that hardware manufacturers embed in, and distribute through, their devices. Connected devices and their underlying technology are constantly evolving. As internet connectivity of automobiles, mobile devices, and other consumer electronic products expands and as new internet-connected products are introduced, we must constantly adapt our technology. It is difficult to keep pace with the continual release of new devices and technological advances in digital media delivery and predict the problems we may encounter in developing versions of our applications for these new devices and delivery channels, and it may become increasingly challenging to do so in the future. In particular, the technology to be used for streaming iLink2Music.com and iLink2Fashion.com service in automobiles remains at an early stage and may not result in a seamless customer experience. If automobile and consumer electronic makers fail to make products that are compatible with our technology or we fail to adapt our technology to evolving requirements, our ability to grow or sustain the reach of our service, increase listener hours and sell advertising could be adversely affected.

Furthermore, consumer tastes and preferences can change in rapid and unpredictable ways and consumer acceptance of these products depends on the marketing, technical and other efforts of third-party manufacturers, which is beyond our control. If consumers fail to accept the products of the companies with whom we partner or if we fail to establish relationships with makers of leading consumer products, our business could be adversely affected.

Our business and prospects depend on the strength of our brand and failure to maintain and enhance our brand would harm our ability to expand our base of listeners, advertisers and other partners. Maintaining and enhancing the iLink2Music.com brand is critical to expanding our base of listeners, advertisers and other partners. Maintaining and enhancing our brand will depend largely on our ability to continue to develop and provide an innovative and high quality experience for our listeners and attract advertisers, content owners and automobile, mobile device, and other consumer electronic product manufacturers to work with us, which we may not do successfully. Our brand may be impaired by a number of other factors, including service outages, data privacy and security issues, listener perception of ad load and exploitation of our trademarks by others without permission. Further, if our partners fail to maintain high standards for products that integrate our service, fail to display our trademarks on their products in breach of our agreements with them, or use our trademarks incorrectly or in an unauthorized manner or if we partner with manufacturers of products that our listeners reject, the strength of our brand could be adversely affected. In addition, there is a risk that the word iLink2Music could become so commonly used that we lose protection for this trademark, which could result in other people using the word iLink2Music to refer to their own products, thus diminishing the strength of our brand.

Interruptions or delays in service arising from our own systems or from our third-party vendors could impair the delivery of our service and harm our business. We will rely on systems housed in our own facilities and upon third-party vendors, including bandwidth providers and data center facilities located in California, to enable listeners to receive our content in a dependable, timely, and efficient manner. We may experience periodic service interruptions and delays involving our own systems and those of our third-party vendors. If we do not maintain a live fail-over capability that would allow us to switch our streaming operations from one facility to another in the event of a service outage, we may suffer interruptions or delays in our service. Both our own facilities and those of any third-party vendors are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. They also are subject to break-ins, sabotage, intentional acts of vandalism, the failure of physical, administrative, and technical security measures, terrorist acts, natural disasters, human error, the financial insolvency of our third-party vendors and other unanticipated problems or events. The occurrence of any of these events could result in interruptions in our service and to unauthorized access to, or alteration of, the content and data contained on our systems and that these third-party vendors store and deliver on our behalf.

We exercise no control over our third-party vendors, which makes us vulnerable to any errors, interruptions, or delays in their operations. Any disruption in the services provided by these vendors could have significant adverse impacts on our business reputation, customer relations and operating results. Upon expiration or termination of any of future agreements with third-party vendors, we may not be able to replace the services provided to us in a timely manner or on terms and conditions, including service levels and cost, that are favorable to us, and a transition from one vendor to another vendor could subject us to operational delays and inefficiencies until the transition is complete.

Failure to protect our intellectual property could substantially harm our business and operating results. The success of our business depends on our ability to protect and enforce our trade secrets, trademarks, copyrights and patents and all of our other intellectual property rights, including our intellectual property rights underlying the Pandora service. We attempt to protect our intellectual property under trade secret, trademark, copyright and patent law, and through a combination of employee and third-party nondisclosure agreements, other contractual restrictions, and other methods. These afford only limited protection. Despite our efforts to protect our intellectual property rights and trade secrets, unauthorized parties may attempt to copy aspects of our song selection technology or obtain and use our trade secrets and other confidential information. Moreover, policing our intellectual property rights is difficult, costly and may not always be effective.

We have not filed a patent application. It is possible, however, that these innovations may not be protectable. In addition, given the cost, effort, risks and downside of obtaining patent protection, including the requirement to ultimately disclose the invention to the public, we may choose not to seek patent protection for certain innovations. However, such patent protection could later prove to be important to our business. Furthermore, there is always the possibility that any patent application may not issue as granted patents, that the scope of the protection gained will be insufficient or that an issued patent may be deemed invalid or unenforceable. We also cannot guarantee that any of our present or future patents or other intellectual property rights will not lapse or be invalidated, circumvented, challenged or abandoned, that our intellectual property rights will provide competitive advantages to us, that our ability to assert our intellectual property rights against potential competitors or to settle current or future disputes will not be limited by our relationships with third parties, that any of our pending or future patent applications will have the coverage originally sought, that our intellectual property rights will be enforced in jurisdictions where competition may be intense or where legal protection may be weak, or that we will not lose the ability to assert our intellectual property rights against or to license our technology to others and collect royalties or other payments.

We not have registered “iLink2Music and other marks as trademarks in the United States. Nevertheless, competitors may adopt service names similar to ours, or purchase our trademarks and confusingly similar terms as keywords in internet search engine advertising programs, thereby impeding our ability to build brand identity and possibly leading to confusion among our listeners or advertising customers. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the term iLink2Music or other trademarks. Any claims or customer confusion related to our trademarks could damage our reputation and brand and substantially harm our business and operating results.

We currently own the www.ilink2music.com internet domain name and various other related domain names. Domain names are generally regulated by internet regulatory bodies. If we lose the ability to use a domain name in a particular country, we would be forced either to incur significant additional expenses to market our solutions within that country or to elect not to sell solutions in that country. Either result could harm our business and operating results. The regulation of domain names in the United States and in foreign countries is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may not be able to acquire or maintain the domain names that utilize our brand names in the United States or other countries in which we may conduct business in the future.

In order to protect our trade secrets and other confidential information, we will rely in part on confidentiality agreements with our employees, consultants and third parties with whom we have relationships. These agreements may not effectively prevent disclosure of trade secrets and other confidential information and may not provide an adequate remedy in the event of misappropriation of trade secrets or any unauthorized disclosure of trade secrets and other confidential information. In addition, others may independently discover our trade secrets and confidential information, and in such cases we could not assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our trade secret rights and related confidentiality and nondisclosure provisions, and failure to obtain or maintain trade secret protection, or our competitors’ obtainment of our trade secrets or independent development of unpatented technology similar to ours or competing technologies, could adversely affect our competitive business position.

Litigation or proceedings before the U.S. Patent and Trademark Office or other governmental authorities and administrative bodies in the United States and abroad may be necessary in the future to enforce our intellectual property rights, to protect our patent rights, trademarks, trade secrets and domain names and to determine the validity and scope of the proprietary rights of others. Our efforts to enforce or protect our proprietary rights may be ineffective and could result in substantial costs and diversion of resources and management time, each of which could substantially harm our operating results.

Assertions by third parties of infringement or other violation by us of their intellectual property rights could result in significant costs and substantially harm our business and operating results. Internet, technology and media companies are frequently subject to litigation based on allegations of infringement, misappropriation or other violations of intellectual property rights. Some internet, technology and media companies, including some of our competitors, own large numbers of patents, copyrights, trademarks and trade secrets, which they may use to assert claims against us. Third parties have asserted, and may in the future assert, that we have infringed, misappropriated or otherwise violated their intellectual property rights, and as we face increasing competition, the possibility of intellectual property rights claims against us grows. Such litigation may involve patent holding companies or other adverse patent owners who have no relevant product revenue, and therefore our own issued and pending patents may provide little or no deterrence to these patent owners in bringing intellectual property rights claims against us. In addition, various federal and state laws and regulations govern the intellectual property rights associated with sound recordings and musical works. Existing laws and regulations are evolving and subject to different interpretations, and various federal and state legislative or regulatory bodies may expand current or enact new laws or regulations. We cannot assure you that we are not infringing or violating any third-party intellectual property rights.

We cannot predict whether assertions of third-party intellectual property rights or any infringement or misappropriation claims arising from such assertions will substantially harm our business and operating results. If we are forced to defend against any infringement or misappropriation claims, whether they are with or without merit, are settled out of court, or are determined in our favor, we may be required to expend significant time and financial resources on the defense of such claims. Furthermore, an adverse outcome of a dispute may require us to pay damages, potentially including treble damages and attorneys’ fees, if we are found to have willfully infringed a party’s intellectual property; cease making, licensing or using solutions that are alleged to infringe or misappropriate the intellectual property of others; expend additional development resources to redesign our solutions; enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies, content, or materials; and to indemnify our partners and other third parties. Royalty or licensing agreements, if required or desirable, may be unavailable on terms acceptable to us, or at all, and may require significant royalty payments and other expenditures. In addition, any lawsuits regarding intellectual property rights, regardless of their success, could be expensive to resolve and would divert the time and attention of our management and technical personnel.

We face many risks associated with our long-term plan to expand our operations outside of the United States, including difficulties obtaining rights to stream music on favorable terms. Expanding our operations into international markets is an element of our long-term strategy. However, offering our service outside of the United States involves numerous risks and challenges. Most importantly, while the Digital Performance Right in Sound Recordings Act and the Digital Millennium Copyright Act provide a statutory licensing regime for the streaming of sound recordings to listeners within the United States, there is no equivalent statutory licensing regime available outside of the United States, and the other licensing alternatives currently available are not commercially viable. Currently, the licensing terms offered by rights organizations and individual copyright owners in countries outside the United States are prohibitively expensive. Addressing licensing structure and royalty rate issues in the United States required us to make very substantial investments of time, capital and other resources, and our business could have failed if such investments had not succeeded. Addressing these issues in foreign jurisdictions may require a commensurate investment by us, and there can be no assurance that we would succeed or achieve any return on this investment.

In addition, international expansion would expose us to other risks such as:

●	The need to modify our technology and sell our solutions in non-English speaking countries;

●	The need to localize our service to foreign customers’ preferences and customs;

●	difficulties in managing operations due to language barriers, distance, staffing, cultural differences and business infrastructure constraints;

●	our lack of experience in marketing, and encouraging viral marketing growth without incurring significant marketing expenses, in foreign countries;

●	application of foreign laws and regulations to us;

●	fluctuations in currency exchange rates;

●	reduced or ineffective protection of our intellectual property rights in some countries; and

●	potential adverse tax consequences associated with foreign operations and revenue.

Further, in jurisdictions where copyright protection has been insufficient to protect against widespread music piracy, achieving market acceptance of our service may prove difficult as we would need to convince listeners to stream our service when they could otherwise download the same music for free. As a result of these obstacles, we may find it impossible or prohibitively expensive to enter foreign markets, or entry into foreign markets could be delayed, which could hinder our ability to grow our business.

Risks Related to Our Company and Common Stock

We are relatively a new entrant into the industry without profitable operating history. Since inception of il2m, our activities have been limited to organizational efforts and obtaining working capital and developing our platform iLink2Music.com. As a result, there is limited information regarding potential revenue generation relating to our services.

Our operating results may fluctuate, which makes our results difficult to predict and could cause our results to fall short of expectations. Our revenue and operating results could vary significantly from quarter to quarter and year to year because of a variety of factors, many of which are outside our control. Moreover, we have no history of such operating results as we are commencing business operations. In addition to other risk factors discussed in this “Risk Factors” section, factors that may contribute to the variability of our quarterly and annual results include:

●	our ability to retain our current listenership, build our listener base and increase listener hours;

●	our ability to more effectively monetize mobile listener hours, particularly as the number of listener hours on mobile devices grow;

●	our ability to attract and retain existing advertisers and prove that our advertising products are effective enough to justify a pricing structure that is profitable for us;

●	our ability to effectively manage our growth;

●	our ability to continue to operate under the statutory licenses set forth in the Copyright Act;

●	our ability to enjoy the benefits of collective licensing available through performing rights organizations;

●	The effects of increased competition in our business;

●	our ability to keep pace with changes in technology and our competitors;

●	interruptions in service, whether or not we are responsible for such interruptions, and any related impact on our reputation;

●	costs associated with defending any litigation, including intellectual property infringement litigation;

●	our ability to pursue, and the timing of, entry into new geographic or content markets and, if pursued, our management of this expansion;

●	The impact of general economic conditions on our revenue and expenses; and

●	changes in government regulation affecting our business.

Seasonal variations in listener and advertising behavior may also cause fluctuations in our financial results. We expect to experience some effects of seasonal trends in listener behavior due to increased internet usage and sales of media-streaming devices during certain vacation and holiday periods. For example, we expect to experience increased usage during the fourth quarter of each calendar year due to the holiday season, and in the first quarter of each calendar year due to increased use of media-streaming devices received as gifts during the holiday season. We may also experience higher advertising sales during the fourth quarter of each calendar year due to greater advertiser demand during the holiday season. In addition, expenditures by advertisers tend to be cyclical and discretionary in nature, reflecting overall economic conditions, the economic prospects of specific advertisers or industries, budgeting constraints and buying patterns and a variety of other factors, many of which are outside our control. While we believe these seasonal trends have affected and will continue to affect our quarterly results, our trajectory of rapid growth may have overshadowed these effects to date. We believe that our business may become more seasonal in the future and that such seasonal variations in listener behavior may result in fluctuations in our financial results.

We may require additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances. If capital is not available to us, our business, operating results and financial condition may be harmed. We may require additional capital to operate or expand our business. In addition, some of our current or future strategic initiatives, including entry into non-music content channels, such as comedy, or international markets, may require substantial additional capital resources before they begin to generate revenue. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. For example, certain potential current credit facility may contain restrictive covenants relating to our capital raising activities and other financial and operational matters, and any debt financing secured by us in the future could involve further restrictive covenants, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. In addition, volatility in the credit markets may have an adverse effect on our ability to obtain debt financing. If we do not have funds available to enhance our solutions, maintain the competitiveness of our technology and pursue business opportunities, we may not be able to service our existing listeners, acquire new listeners or attract or retain advertising customers, each of which could inhibit the implementation of our business plan and materially harm our operating results.

Expansion of our operations into non-music content may subject us to additional business, legal, financial and competitive risks. Possible expansion of our operations into delivery of non-music content stations may involve numerous risks and challenges, including increased capital requirements, new competitors and the need to develop new strategic relationships. Further, growth into these new areas may require changes to our existing business model and cost structure, modifications to our infrastructure and exposure to new regulatory and legal risks, any of which may require expertise in which we have little or no experience. There is no guarantee that we will be able to generate sufficient revenue from advertising sales associated with comedy content to offset the costs of maintaining comedy stations. To the extent we choose, in the future, to offer additional types of content beyond music and comedy, such as news, talk and other programming, we will be subject to many of these same risks.

We depend on the efforts and abilities of our sole officer and director. We currently have only one officer, Sarkis Tsaoussian. Outside demands on our officer's time may prevent him from devoting sufficient time to our operations. In addition, the demands on each of these individuals’ time will increase because of our status as a public company. Mr. Tsaoussian has limited experience in managing a public company, which may impact our ability to meet our financial and business objectives as potential investors may not want to invest in a company whose management has limited public company experience. The interruption of the services of our management could significantly hinder our operations, profits and future development, if suitable replacements are not promptly obtained.  We do not currently have any executive compensation agreements. We cannot guaranty that our management will remain with us.

We may be unable to attract and retain the skilled employees and/or consultants needed to sustain and grow our business.

Our success to date has largely depended on, and will continue to depend on, the skills, efforts and motivations of our executive officer and certain employees who generally have significant experience with our business operations. Our success also depends largely on our ability to attract and retain highly qualified internet radio personnel and other professionals and sales and marketing managers and corporate management personnel. We may experience difficulties in locating and hiring qualified personnel and in retaining such personnel once hired, which may materially and adversely affect our business.

The costs to meet our reporting requirements as a public company subject to the Securities Exchange Act of 1934 will be substantial and may result in us having insufficient funds to operate our business. We will incur ongoing expenses associated with professional fees for accounting and legal expenses associated with being a public company. We estimate that these costs will range up to $50,000 per year for the next few years. Those fees will be higher if our business volume and activity increases.  Those obligations will reduce and possibly eliminate our ability and resources to fund our operations and may prevent us from meeting our normal business obligations.

Our auditors have questioned our ability to continue operations as a “going concern.” Investors may lose all of their investment if we are unable to continue operations and generate revenues. We hope to obtain significant revenues from future product sales.  In the absence of significant sales and profits, we may seek to raise additional funds to meet our working capital needs, principally through the additional sales of our securities.  However, we cannot guarantee that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us. As a result, substantial doubt exists about our ability to continue as a going concern.

Our sole officer and director indirectly owns approximately 70.1% of our outstanding shares of common stock pursuant to the Share Exchange Agreement whereby il2m Global Limited was issued 125,000,000 shares of common stock post-Reverse Stock Split. This allows Sarkis Tsaoussian, our sole officer and director, to control matters requiring approval of our shareholders. Sarkis Tsaoussian holds of record 465,000 post-Reverse Stock Split shares of common stock which he acquired pursuant to the terms and provisions of the Stock Purchase Agreement. il2m Global Limited, as the sole shareholder of il2m, received 125,000,000 shares of common stock post-Reverse Stock Split pursuant to the terms and provisions of the Share Exchange Agreement. Mr. Tsaoussian is the sole officer and director and has full power and authority to control the voting and disposition of our shares held by il2m Global Limited.  Therefore, our officer and director beneficially owns, in the aggregate, approximately 70.1% of our outstanding shares of common stock.  Such concentrated control of the Company may negatively affect the price of our common stock.  In addition, our officer and director can control matters requiring approval by our security holders, including the election of directors.

Investors should not look to dividends as a source of income. In the interest of reinvesting initial profits back into our business, we do not intend to pay cash dividends in the foreseeable future.  Consequently, any economic return will initially be derived, if at all, from appreciation in the fair market value of our stock, and not as a result of dividend payments.

The trading price of our common stock on the OTC Markets will fluctuate significantly and stockholders may have difficulty reselling their shares. Our common stock commenced trades on the OTC Markets. There is a volatility associated with OTC Market securities in general and the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) disappointing results from our development efforts; (ii) failure to meet our revenue or profit goals or operating budget; (iii) decline in demand for our common stock; (iv) downward revisions in securities analysts' estimates or changes in general market conditions; (v) technological innovations by competitors or in competing technologies; (vi) lack of funding generated for operations; (vii) investor perception of our industry or our prospects; and (viii) general economic trends.

In addition, stock markets have experienced price and volume fluctuations and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock. As a result, investors may be unable to sell their shares at a fair price and you may lose all or part of your investment.

Additional issuance of equity securities may result in dilution to our existing stockholders. Our Articles of Incorporation, as amended, authorize the issuance of  500,000,000 shares of common stock. The Board of Directors has the authority to issue additional shares of our capital stock to provide additional financing in the future, including issuances to consultants and employees in accordance with contractual terms, and the issuance of any such shares may result in a reduction of the book value or market price of the then outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. As a result of such dilution, your proportionate ownership interest and voting power will be decreased accordingly. Further, any such issuance could result in a change of control.

Because we may be subject to the “penny stock” rules, the level of trading activity in our stock may be reduced - which may make it difficult for investors to sell their shares. Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks, like shares of our common stock, generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on NASDAQ. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

If we cannot maintain our corporate culture as we grow, we could lose the innovation, teamwork and focus that contribute crucially to our business. We believe that a critical component of our success is our corporate culture, which we believe fosters innovation, encourages teamwork, cultivates creativity and promotes focus on execution. We have invested substantial time, energy and resources in building a highly collaborative team that works together effectively in a non-hierarchical environment designed to promote openness, honesty, mutual respect and pursuit of common goals. As we develop the infrastructure of a public company and continue to grow, we may find it difficult to maintain these valuable aspects of our corporate culture. Any failure to preserve our culture could negatively impact our future success, including our ability to attract and retain employees, encourage innovation and teamwork and effectively focus on and pursue our corporate objectives.

Federal, state and industry regulations as well as self-regulation related to privacy and data security concerns pose the threat of lawsuits and other liability, require us to expend significant resources, and may hinder our ability and our advertisers’ ability to deliver relevant advertising. We may collect and utilize demographic and other information, including personally identifiable information, from and about our listeners as they interact with our service. For example, to register for a iLink2Music account, our listeners must provide the following information: age, gender, zip code and e-mail address. We also may collect information from our listeners when they enter information on their profile page, post comments on other listeners’ pages, use other community or social networking features that are part of our service, participate in polls or contests or sign up to receive e-mail newsletters. Further, we and third parties use tracking technologies, including “cookies” and related technologies, to help us manage and track our listeners’ interactions with our service and deliver relevant advertising.

Various federal and state laws and regulations govern the collection, use, retention, sharing and security of the data we receive from and about our listeners. Privacy groups and government bodies have increasingly scrutinized the ways in which companies link personal identities and data associated with particular users or devices with data collected through the internet, and we expect such scrutiny to continue to increase. Alleged violations of laws and regulations relating to privacy and data security, and any relevant claims, may expose us to potential liability and may require us to expend significant resources in responding to and defending such allegations and claims. Claims or allegations that we have violated laws and regulations relating to privacy and data security have resulted and could in the future result in negative publicity and a loss of confidence in us by our listeners and our advertisers, and may subject us to fines by credit card companies and loss of our ability to accept credit and debit card payments.

Existing privacy-related laws and regulations are evolving and subject to potentially differing interpretations, and various federal and state legislative and regulatory bodies may expand current or enact new laws regarding privacy and data security-related matters. We may find it necessary or desirable to join self-regulatory bodies or other privacy-related organizations that require compliance with their rules pertaining to privacy and data security. We also may be bound by contractual obligations that limit our ability to collect, use, disclose, and leverage listener data and to derive economic value from it. New laws, amendments to or re-interpretations of existing laws, rules of self-regulatory bodies, industry standards and contractual obligations, as well as changes in our listeners’ expectations and demands regarding privacy and data security, may limit our ability to collect, use, and disclose, and to leverage and derive economic value from listener data. We may also be required to expend significant resources to adapt to these changes and to develop new ways to deliver relevant advertising or otherwise provide value to our advertisers. In particular, government regulators have proposed “do not track” mechanisms, and requirements that users affirmatively “opt-in” to certain types of data collection that, if enacted into law or adopted by self-regulatory bodies or as part of industry standards, could significantly hinder our ability to collect and use data relating to listeners. Restrictions on our ability to collect, access and harness listener data, or to use or disclose listener data or any profiles that we develop using such data, would in turn limit our ability to stream personalized music content to our listeners and offer targeted advertising opportunities to our advertising customers, each of which are critical to the success of our business.

We will incur expenses to comply with privacy and security standards and protocols imposed by law, regulation, self-regulatory bodies, industry standards and contractual obligations. Increased regulation of data utilization and distribution practices, including self-regulation and industry standards could increase our cost of operation, limit our ability to grow our operations or otherwise adversely affect our business.

If our security systems are breached, we may face civil liability and public perception of our security measures could be diminished, either of which would negatively affect our ability to attract listeners and advertisers. Techniques used to gain unauthorized access are constantly evolving, and we may be unable to anticipate or prevent unauthorized access to data pertaining to our listeners, including credit card and debit card information and other personally identifiable information. If an actual or perceived breach of security occurs of our systems or a vendor’s systems, we may face civil liability and public perception of our security measures could be diminished, either of which would negatively affect our ability to attract listeners, which in turn would harm our efforts to attract and retain advertisers. We also would be required to expend significant resources to mitigate the breach of security and to address related matters.

We cannot control the actions of third parties who may have access to the listener data we collect. The integration of the iLink2Music service with applications provided by third parties represents a significant growth opportunity for us, but we may not be able to control such third parties’ use of listeners’ data, ensure their compliance with the terms of our privacy policies, or prevent unauthorized access to, or use or disclosure of, listener information, any of which could hinder or prevent our efforts with respect to growth opportunity.

Any failure, or perceived failure, by us to maintain the security of data relating to our listeners and employees, to comply with our posted privacy policy, laws and regulations, rules of self-regulatory organizations, industry standards, and contractual provisions to which we may be bound, could result in the loss of confidence in us, or result in actions against us by governmental entities or others, all of which could result in litigation and financial losses, and could potentially cause us to lose listeners, advertisers, revenue, and employees.

If we fail to detect click fraud or other invalid clicks on ads, we could lose the confidence of our advertisers, which would cause our business to suffer. Our business relies on delivering positive results to our advertising customers. We are exposed to the risk of fraudulent and other invalid clicks or conversions that advertisers may perceive as undesirable. A major source of invalid clicks could result from click fraud where a listener intentionally clicks on ads for reasons other than to access the underlying content of the ads. If fraudulent or other malicious activity is perpetrated by others and we are unable to detect and prevent it, or if we choose to manage traffic quality in a way that advertisers find unsatisfactory, the affected advertisers may experience or perceive a reduced return on their investment in our advertising products, which could lead to dissatisfaction with our advertising programs, refusals to pay, refund demands or withdrawal of future business. This could damage our brand and lead to a loss of advertisers and revenue.

Our success depends on our listeners’ continued high-speed access to the internet and wireless devices and the continued reliability of the related infrastructure.  Because our service is designed primarily to work over the internet, our revenue growth depends on our listeners’ low cost, high-speed access to the internet, as well as the continued maintenance and development of the internet infrastructure, including the wireless internet infrastructure. The future delivery of our service will depend on third-party internet service providers and wireless telecommunication companies expanding high-speed internet access and wireless networks, maintaining reliable networks with the necessary speed, data capacity and security, and developing complementary products and services for providing reliable and timely wired and wireless internet access and services. The success of our business depends directly on the continued accessibility, maintenance and improvement of the internet and, in particular, access to the internet through wireless infrastructure, to permit high-quality streaming of content and provides a convenient and reliable platform for customer interaction. All of these factors are outside of our control.

To the extent that the internet and the wireless internet infrastructure continue to experience an increasing number of listeners, frequency of use and expanding bandwidth requirements, the internet and wireless networks may become congested and unable to support the demands placed on them, and their performance and reliability may decline. In addition, the wireless communications companies that provide our listeners with access to the internet through wireless networks may raise their rates or impose data usage limits, which could cause our listeners to decrease their usage of our service or our listenership to decline. Any future internet or wireless network outages, interruptions, bandwidth constraints, rate increases or data usage limits could adversely affect our ability to provide service to our listeners and advertising customers.

Government regulation of the internet is evolving, and unfavorable developments could have an adverse effect on our operating results. We are subject to general business regulations and laws, as well as regulations and laws specific to the internet. Such laws and regulations cover taxation, user privacy, data collection and protection, copyrights, electronic contracts, sales procedures, automatic subscription renewals, credit card processing procedures, consumer protections, broadband internet access and content restrictions. We cannot guarantee that we have been or will be fully compliant in every jurisdiction, as it is not entirely clear how existing laws and regulations governing issues such as privacy, taxation and consumer protection apply to the internet. Moreover, as internet commerce continues to evolve, increasing regulation by federal, state and foreign agencies becomes more likely. The adoption of any laws or regulations that adversely affect the popularity or growth in use of the internet, including laws limiting internet neutrality, could decrease listener demand for our service offerings and increase our cost of doing business. Future regulations, or changes in laws and regulations or their existing interpretations or applications, could also hinder our operational flexibility, raise compliance costs and result in additional historical or future liabilities for us, resulting in adverse impacts on our business and our operating results.

We rely on third parties to provide software and related services necessary for the operation of our business.  We incorporate and include third-party software into and with our applications and service offerings and expect to continue to do so. The operation of our applications and service offerings could be impaired if errors occur in the third-party software that we use. It may be more difficult for us to correct any defects in third-party software because the development and maintenance of the software is not within our control. Accordingly, our business could be adversely affected in the event of any errors in this software. There can be no assurance that any third-party licensors will continue to make their software available to us on acceptable terms, to invest the appropriate levels of resources in their software to maintain and enhance its capabilities, or to remain in business. Any impairment in our relationship with these third-party licensors could harm our ability to maintain and expand the reach of our service, increase listener hours and sell advertising each of which could harm our operating results, cash flow and financial condition.

The impact of worldwide economic conditions, including the effect on advertising budgets and discretionary entertainment spending behavior, may adversely affect our business and operating results. Our financial condition could be affected by worldwide economic conditions and their impact on advertising spending. Expenditures by advertisers generally tend to reflect overall economic conditions, and to the extent that the economy continues to stagnate, reductions in spending by advertisers could have a serious adverse impact on our business. In addition, we provide an entertainment service and payment for our service may be considered discretionary on the part of some of our current and prospective subscribers or listeners. To the extent that overall economic conditions reduce spending on discretionary activities, our ability to retain current and obtain new listeners could be hindered and negatively impact our business.

Our business is subject to the risks of earthquakes, fires, floods and other natural catastrophic events and to interruption by man-made problems such as computer viruses or terrorism. Our systems and operations are vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins or similar events. For example, a significant natural disaster, such as an earthquake, fire or flood, could have a material adverse impact on our business, operating results and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur. Our principal executive offices are located in the San Francisco Bay Area, a region known for seismic activity. In addition, acts of terrorism could cause disruptions in our business or the economy as a whole. Our servers may also be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, loss of critical data or the unauthorized disclosure of confidential customer data. We currently have very limited disaster recovery capability, and our business interruption insurance may be insufficient to compensate us for losses that may occur. As we rely heavily on our servers, computer and communications systems and the internet to conduct our business and provide high quality service to our listeners, such disruptions could negatively impact our ability to run our business, result in loss of existing or potential listeners and advertisers and increased maintenance costs, which would adversely affect our operating results and financial condition.

The confidentiality, non-disclosure and other agreements we use to protect our products, trade secrets and proprietary information may prove unenforceable or inadequate.

We protect our services, trade secrets and proprietary information, in part, by requiring all of our employees and consultants to enter into agreements providing for the maintenance of confidentiality. We also enter into non-disclosure agreements with our technical consultants to protect our confidential and proprietary information. We cannot assure you that our confidentiality agreements with our employees, consultants and other third parties will not be breached, that we will be able to effectively enforce these agreements, that we will have adequate remedies for any breach, or that our trade secrets and other proprietary information will not be disclosed or will otherwise be protected.

Nevada law and our Articles of Incorporation may protect our directors from certain types of lawsuits.

Nevada law provides that our officers and directors will not be liable to us or our stockholders for monetary damages for all but certain types of conduct as officers and directors. Our Bylaws permit us broad indemnification powers to all persons against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our officers and directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require us to use our limited assets to defend our officers and directors against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

We have identified material weaknesses in our internal control over financial reporting and our business and stock price may be adversely affected if we do not adequately address those weakness or if we have other material weaknesses or significant deficiencies in our internal control over financial reporting.

For fiscal year ended May 31, 2014, we did not adequately implement certain internal controls. Although we have taken steps to correct our identified material weaknesses in our internal controls and have revised our interim financial disclosures for periods in 2014, the existence of these or possibly other material weaknesses or significant deficiencies raises concerns that the prevention of future errors could require the allocation of scarce financial resources at times when such resources may not be available to us. As of the date of this Annual Report, we believe we are working to correct any material weaknesses in our internal controls. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information; the market price of our stock could decline significantly; we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed.

We intend to address material weaknesses by reviewing our business. We intend to address material weakness by further reviewing our accounting and finance processes to identify any improvements thereto that might enhance our disclosure controls and procedures and our internal control over financial reporting and determine the feasibility of implementing such improvements and by seeking qualified employees and/or outside consultants who possess the knowledge needed to eliminate this weakness. Our ability to remediate these weakness may, however, be delayed or limited by resource constraints, a lack of qualified persons in our market area and/or competition from other employers.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act may lead to loss of investor confidence in our reported financial information.

Pursuant to proposals related to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on our internal control over financial reporting. If we cannot provide reliable financial reports or prevent fraud, then our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

To maintain compliance with Section 404 of the Act, we engage in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging and requires management to dedicate scarce internal resources and to retain outside consultants.

During the course of our testing, we may identify deficiencies which we may not be able to remediate in time for securities disclosure reporting deadlines. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud.

There is no significant active trading market for our shares and if an active trading market does not develop, purchasers or our shares may be unable to sell them publicly.

There is no significant active trading market for our shares, and we do not know if an active trading market will develop. An active market will not develop unless broker-dealers develop interest in trading our shares, and we may be unable to generate interest in our shares among broker-dealers until we generate meaningful revenues and profits from operations. Until that time occurs, if it does at all, purchasers of our shares may be unable to sell them publicly. In the absence of an active trading market:

●	Investors may have difficulty buying and selling our shares or obtaining market quotations;

●	Market visibility for our common stock may be limited; and

●	A lack of visibility for our common stock may depress the market price for our shares.

Moreover, the market price for our shares is likely to be highly volatile and subject to wide fluctuations in response to various factors, including the following: (i) actual or anticipated fluctuations in our quarterly operating results and revisions to our expected results; (ii) changes in financial estimates by securities research analysts; (iii) conditions in the market for our products; (iv) changes in the economic performance or market valuations of companies specializing in our industry; (v) announcements by us or our competitors of new services, strategic relationships, joint ventures or capital commitments; (vi) addition or departure of key personnel; (vii) litigation related to any intellectual property; and (viii) sales or perceived potential sales of our shares.

In addition, the securities market has from time to time, and to an even greater degree since the last quarter of 2007, experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also have a material adverse effect on the market price of our ordinary shares.  Furthermore, in the past, following periods of volatility in the market price of a public company’s securities, shareholders have frequently instituted securities class action litigation against that company. Litigation of this kind could result in substantial costs and a diversion of our management’s attention and resources.

Our common stock is considered to be “penny stock”.

Our common stock is considered to be a "penny stock" because it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Securities Exchange Act of 1934, as amended. These include but are not limited to, the following: (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a "recognized" national exchange; (iii) it is not quoted on The NASDAQ Stock Market, or even if quoted, has a price less than $5.00 per share; or (iv) is issued by a company with net tangible assets less than $2.0 million, if in business more than a continuous three years, or with average revenues of less than $6.0 million for the past three years. The principal result or effect of being designated a "penny stock" is that securities broker-dealers cannot recommend the stock but must trade it on an unsolicited basis.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that becomes subject to those penny stock rules. If a trading market for our common stock develops, our common stock will probably become subject to the penny stock rules, and shareholders may have difficulty in selling their shares.

Broker-deal requirements may affect trading and liquidity.

Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated thereunder by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stocks." Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

Our common stock may be volatile, which substantially increases the risk that you may not be able to sell your shares at or above the price that may pay for the shares.

Because of the limited trading market for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such illiquidity and because the price for our common stock may suffer greater declines because of its price volatility.

The market price of our common stock may be higher or lower than the price you may pay for your shares. Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to, the following:

●	variations in our quarterly operating results;

●	loss of a key relationship or failure to complete significant transactions;

●	additions or departures of key personnel; and

●	fluctuations in stock market price and volume.

Additionally, in recent years the stock market in general, and the over-the-counter markets in particular, have experienced extreme price and volume fluctuations. In some cases, these fluctuations are unrelated or disproportionate to the operating performance of the underlying company. These market and industry factors may materially and adversely affect our stock price, regardless of our operating performance.

In the past, class action litigation often has been brought against companies following periods of volatility in the market price of those companies' common stock. If we become involved in this type of litigation in the future, it could result in substantial costs and diversion of management attention and resources, which could have a further negative effect on your investment in our stock.

We have not paid and do not intend to pay cash dividends in the foreseeable future.

We have not paid any cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. We intend to retain future earnings, if any, for reinvestment in the development and expansion of our business. Dividend payments in the future may also be limited by other loan agreements or covenants contained in other securities which we may issue. Any future determination to pay cash dividends will be at the discretion of our board of directors and depend on our financial condition, results of operations, capital and legal requirements and such other factors as our board of directors deems relevant.

Sales of our common stock replying upon Rule 144 may depress prices in the market for our common stock by a material amount.

Shares held by non-affiliates and held beyond applicable holding periods imposed by Rule 144 under the Securities Act of 1933, as amended, are freely tradeable and there is a significant risk that sales under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to registration of shares of Common Stock of present stockholders, may have a depressive effect upon the price of our common stock in the over-the-counter market, especially in situations where a large volume of shares is offered for sale at the same time. We have attempted to counter such an effect with our lock up provisions in certain contractual agreements.

Securities saleable pursuant to the Rule 144 exemption from registration may only be resold, however, if all of the requirements of Rule 144 have been met, including, but not limited to, the requirement that the issuer of the securities have made available all required public information. However, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for a period of at least six months and the other requirements of Rule 144 have been satisfied. Presently shares of restricted Common Stock held by non-affiliates of the Company may be sold, subject to compliance with Rule 144, six months after issuance, provided that our Exchange Act registration remains in effect and we are current in our disclosure reporting obligations.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

As of the date of this Annual Report, there are no unresolved SEC Staff comments.

ITEM 2. DESCRIPTION OF PROPERTY

We lease approximately 3,300 square feet of office and space at 3500 West Olive Avenue, suite 810, Burbank, California 91505 under a four year lease, which was executed on October 2, 2013 and commenced on February 1, 2014. We occupied the lease space on October 15, 2013 through January 31, 2014 free of charge. The rent expense for the period from October 17, 2013 to May 31, 2014 was $93,203.

ITEM 3. LEGAL PROCEEDINGS.

As of the date of this Annual Report, management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Annual Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASERS OF EQUITY SECURITIES.

MARKET INFORMATION

Our common stock is quoted on the OTCQB under the symbol "ILIIM" and is traded over the counter. The following table sets forth the high and low price information of our common stock for the periods indicated.

OTCQB (1) (2)

	High	Low
FISCAL YEAR ENDED MAY 31, 2014:
Fourth Quarter	$1.43	$0.30
Third Quarter	$0.42	$0.36
Second Quarter	$0.15	$0.04
First Quarter	$3.81	$2.20

FISCAL YEAR ENDED MAY 31, 2013:
Fourth Quarter	$2.10	1.55
Third Quarter	$1.85	$1.85
Second Quarter	$1.85	$1.85
First Quarter	$1.85	$1.80

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.
(2)	Source: www.nasdaq.com

SHAREHOLDERS OF RECORD

As of the date of this Annual Report, there are approximately 320 holders of record of our common stock, not including holders who hold their shares in street name.

DIVIDENDS

We have never declared or paid a cash dividend. At this time, we do not anticipate paying dividends in the future. We are under no legal or contractual obligation to declare or to pay dividends, and the timing and amount of any future cash dividends and distributions is at the discretion of our Board of Directors and will depend, among other things, on our future after-tax earnings, operations, capital requirements, borrowing capacity, financial condition and general business conditions. We plan to retain any earnings for use in the operation of our business and to fund future growth. You should not purchase our shares on the expectation of future dividends.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of the date of this Annual Report, we do not have any equity compensation plans.

INFORMATION RELATING TO OUTSTANDING SHARES

As of the date of this Annual Report, there are 186,963,310 shares of our common stock issued and outstanding and -0- shares of preferred stock issued and outstanding. Except for the shares reserved under the convertible notes, we have not reserved any other shares for issuance upon exercise of common stock purchase warrants.

All of our issued and outstanding common shares (of which 465,000 shares are owned by officers, directors and 125,000,000 shares are owned by our principal stock holder) were issued in a registered transaction or otherwise have been held a period in excess of six months and are eligible to be resold pursuant to Rule 144 promulgated under the Securities Act.

The resale of our shares of common stock owned by officers, directors and affiliates is subject to the volume limitations of Rule 144. In general, Rule 144 permits our affiliate shareholders who have beneficially-owned restricted shares of common stock for at least six months to sell without registration, within a three-month period, a number of shares not exceeding one percent of the then outstanding shares of common stock. Furthermore, if such shares are held for at least six months by a person not affiliated with us (in general, a person who is not one of our executive officers, directors or principal shareholders during the three month period prior to resale), such restricted shares can be sold without any volume limitation, provided all of the other requirements for resale under Rule 144 are applicable.

RECENT SALES OF UNREGISTERED SECURITIES

During fiscal year ended May 31, 2014, we issued an aggregate of 180,511,500 shares of unregistered common stock as follows.

2013

During fiscal year ended May 31, 2014, we issued an aggregate 125,000,000 post-Reverse Stock Split shares of our restricted common stock having a fair value of $10 to il2m Global in accordance with the terms and provisions of the Share Exchange Agreement. The shares were issued in a private transaction to one non-U.S. resident in reliance on Regulation S promulgated under the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. il2m Global acknowledged that the securities to be issued have not been registered under the Securities Act, that it understood the economic risk of an investment in the securities, and that it had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

During fiscal year ended May 31, 2014, we issued an aggregate 52,500,000 shares of our post-Reverse Stock Split shares of common stock at a conversion price per share of $0.001 to eight creditors. We had previously issued to Asia Capital Markets Limited LLC ("Asia Capital") a 3% convertible promissory note dated May 17, 2013 in the principal amount of $52,500 (the "Convertible Note"), which was acquired as part of the overall transaction involving acquisition of and change in our control and the associated Stock Purchase Agreement. In accordance with the terms and provisions of that certain debt purchase agreement dated November 15, 2013 between Asia Capital and Gatehouse Inc. ("Gatehouse"), Asia Capital sold all of its right, title and interest in and to the Convertible Note to Gatehouse for payment of consideration of $52,500. Gatehouse subsequently sold and assigned a portion of its right, title and interest in and to the Convertible Note to certain (collectively, the "Assignments"). We received certain conversion notices dated January 23, 2014 from the Assignees (collectively, the “Conversion Notices”) and a conversion notice dated January 23, 2014 from Gatehouse (the "Gatehouse Conversion Notice"), and desired to settle the debt evidenced by the Convertible Note in the amount of $52,500 by conversion into 52,500,000 shares of common stock of the Company at $0.001 per share. The 52,500,000 post-Reverse Stock Split shares were issued in a private transaction to eight non-U.S. residents in reliance on Regulation S promulgated under the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The creditors acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

During fiscal year ended May 31, 2014, we issued an aggregate 2,302,500 post-Reverse Stock Split shares of restricted common stock having a fair value of $817,500 relating to services rendered. We issued 2,500 shares of restricted common stock to a former director for services having a fair value of $2,500. Furthermore, we issued 2,300,000 shares of restricted common stock to unrelated party for services having a fair value of $815,000.

The 2,302,500 shares were issued in a private transaction to 8 United States residents in reliance on Rule 506 of Regulation D promulgated under the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The individuals acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

Subsequent to fiscal year ended May 31, 2014, effective we issued an aggregate 2,650,000 post-Reverse Stock Split shares of our restricted common stock at a per share price of $0.30 to the consultants/employees in accordance with the terms and provisions of the respective consultant/employment agreement. The shares were issued in a private transaction to 6 U.S. residents in reliance on Rule 506 of Regulation D promulgated under the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The consultants/employees acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

Subsequent to fiscal year ended May 31, 2014, we issued a further 200,000 post-Reverse Stock Split shares of our restricted common stock at a per share price of $0.30 to the two further members of the advisory board in accordance with the terms and provisions of the advisory board agreements. An aggregate 300,000 was previously issued and included in the 2,302,500 share issuance reflected above. The shares were issued in a private transaction to 2 U.S. residents in reliance on Rule 506 of Regulation D promulgated under the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The advisory board members acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

ISSUER PURCHASE OF SECURITIES

None.

ITEM 6. SELECTED FINANCIAL DATA

For Period from October 17, 2013 (inception) to May 31, 2014

Revenues	$-

Total Operating Expenses	2,405,879

Total Other Income Expense	(15,097,959)

Net Loss	$(17,503,838)

Net loss per share - basic and diluted	$(0.11)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

The Share Exchange Agreement results in the treatment of the Company and its wholly-owned subsidiary as entities under common control, which reflects il2m Inc., our wholly-owned subsidiary from inception to May 31, 2014 and il2m International Corp. from the date of the Share Exchange Agreement to May 31, 2014. The prior operations for accounting purposes is deemed to be those of the accounting acquirer, which differs from the legal acquirer.

The following table presents the statement of operations for the period from October 17, 2013 (inception) to May 31, 2014.

For the Period From October 17, 2013 (inception) to May 31, 2014

Total Revenues. For the period from October 17, 2013 (inception) to May 31, 2014, we did not generate any revenue.

Operating Expenses. Operating expenses for the period from October 17, 2013 (inception) to May 31, 2014 were $2,405,879. For the period from October 17, 2013 (inception) to May 31, 2014, we incurred: (i) consulting expense of $1,637,689; (ii) professional expense of $69,267; (iii) advertising expense of $6,305; (iv) website development cost of $100,000; (v) in kind contribution of services of $309,590; and (vi) general and administrative of $283,028. Operating expenses substantially increased due to the increases in consulting expense, in kind contribution of services and general and administrative based on the increased scope and scale of our business operations, including the commencement of construction on our commercial radio station and the engagement of consultants. Our consulting expenses consisted of the following:

Our general and administrative expenses consisted of the following:

Other Income (Expense).  Other expenses for the period from October 17, 2013 (inception) to May 31, 2014 were ($15,097,959). Other expenses consisted of: (i) change in fair value of embedded derivative liability of ($487,755); (ii) derivative expense - convertible notes payable of ($34,191,408); (iii) amortization of debt issue costs of ($258); (iv) amortization of debt discount of ($817,128); (v) Foreign exchange currency transaction loss of ($7,418) (vi) interest expense of ($18,875), which was offset by other income of $20,423,321 in gain on debt extinguishment. Based on the Reverse Stock Split and in the best interests of our shareholders, we amended the terms of that certain convertible note to change the conversion price from $0.0001 per share to $0.001 per share. This effectively represented debt instruments being exchanged with substantially different terms and applied debt extinguishment accounting resulting in $20,423,321 gain on extinguishment of debt and expensing the remaining debt discount of $48,658. See "Material Commitments".

Net Loss. Therefore, our net loss for the period from October 17, 2013 (inception) to May 31, 2014 was ($17,503,838).

The weighted average number of shares outstanding during the period from October 17, 2013 (inception) to May 31, 2014 was 155,263,863 (which takes into consideration the Reverse Stock Split).

CAPITAL RESOURCES AND LIQUIDITY

As of May 31, 2014, our current assets were $834 and our current liabilities were $13,461,514, which resulted in a working capital deficit of $13,460,680.

As of May 31, 2014, our current assets were comprised of $834 in cash. As of May 31, 2014, our total assets were $79,012 comprised of: (i) current assets of $834; (ii) $46,566 in property and equipment, net; (iii) $2,242 in debt issue cost, net; (iv) $14,535 in security deposit; and (v) $14,835 in prepaid rent and other assets. .

As of May 31, 2014, our current liabilities were comprised of: (i) $240,269 in accounts payable and accrued expenses; (ii) $1,845 in accrued interest- related party; (iii) $1,606 in deferred rent; (iv) $213,088 in note payable - related party; (v) $26,544 in loan payable - related parties; (vi) $101,370 in convertible notes payable, net of debt discount; (vii) $740,600 in convertible notes payable - related party, net of debt discount; and (viii) $12,136,192 in derivative liability. As of May 31, 2014, our total liabilities were comprised of: (i) current liabilities of $13,461,514; and (ii) long-term deferred rent of $38,389. The increase in total liabilities was primarily due to the amounts due to convertible notes payable - related party of $740,600 and derivative liability of $12,136,192.

Stockholders’ deficit was ($13,420,891) as of May 31, 2014.

Cash Flows from Operating Activities. We have not generated positive cash flows from operating activities due to a lack of a source of revenues. For the period from October 17, 2013 (inception) to May 31, 2014, net cash flows used in operating activities was $1,036,535. Net cash flows used in operating activities consisted primarily of a net loss of $17,503,838, which was adjusted by: (i) $4,652 in depreciation expense; (ii) $815,000 in stock issued for services; (iii) $2,510 in stock issued for services- related party; (iv) $309,590 for in kind contribution of services; (v) $13,899 for in kind contribution of interest; (vi) $258 in amortization of debt issue costs; (vi) $817,128 in amortization of debt discount; (vii) $487,755 in change in fair value of derivative liability; (viii) ($20,423,321) in gain on debt extinguishment; (ix) $34,191,408 in derivative expense; (ix) $39,995 in deferred rent payable. Net cash flows used in operating activities was further changed by an increase in other assets of ($29,070), in accounts payable and accrued expenses of $235,654 and in accrued interest - related party of $1,845.

Cash Flows from Investing Activities. For the period from October 17, 2013 (inception) to May 31, 2014, net cash flows used in investing activities was ($51,218) relating to payments for property and equipment.

Cash Flows from Financing Activities. We have financed our operations primarily from debt or the issuance of equity instruments. For the period from October 17, 2013 (inception) to May 31, 2014, net cash flows provided from financing activities was $1,088,587 consisting of: (i) proceeds from loan payable - related party of $24,899; (ii) proceeds from note payable- related party of $213,088; (iii) proceeds from convertible note payable, net of discount and debt issue cost of $110,000; and (iv) proceeds from convertible note payable - related party of $740,600.

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

MATERIAL COMMITMENTS

Convertible Notes

•	On January 9, 2014, we issued a convertible promissory note in the amount of $22,500. The note is non-interest bearing and due on demand. The note can be converted into our shares of common stock at a conversion price to $0.0001 per share. The price per share was subsequently adjusted to $0.001 per share to reflect the 1 for 10 reverse common stock split effectuated on January 9, 2014. We recorded a debt discount of $22,500 for the fair value of derivative liability. As of May 31, 2014, we amortized $22,500 of debt discount. For the period from October 17, 2013 (inception) to May 31, 2014, we recorded an imputed interest of $536 as an in-kind contribution of interest.

•	On May 2, 2014, we issued a convertible promissory note in the amount of $37,500. The note bears interest at a rate of 8% per annum and is due on February 7, 2015. The note can be converted into our shares of common stock at a conversion price of fifty-eight percent (58%) of the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion. We received $37,500, less $2,500 of debt issuance costs pursuant to the terms of this convertible note. We recorded a debt discount of $37,500 for the fair value of derivative liability. As of May 31, 2014, we amortized $3,870 of debt discount and accrued interest of $238.

•	On June 30, 2014, we issued a convertible promissory note in the amount of $85,000. The note is non-interest bearing and due on demand. The convertible note can be converted into our shares of common stock at a conversion price of the lesser of $0.10 per share or 50% of the average trading price of our common stock on the OTCQB Markets for the five days preceding the date of conversion. We received $75,000 as of May 31, 2014. The remaining $10,000 was received subsequent to May 31, 2014. We recorded a debt discount of $75,000 for the fair value of derivative liability. As of May 31, 2014, we amortized $75,000 of debt discount. For the period from October 17, 2013 (inception) to May 31, 2014, we recorded an imputed interest of $426 as an in-kind contribution of interest.

•	On June 6, 2014, we entered into a $62,750 convertible note payable with an unrelated party, which is unsecured, bearing 8% interest per annum and due on March 6, 2015. The convertible note can be converted into shares of our common stock at a conversion rate of 55% multiplied by the market price. Market price means the average of the lowest two trading prices for common stock during the twenty-five (25) trading day period ending on the latest complete trading day prior to the conversion date. Trading price means for any security as of any date, the closing bid price on the OTCQB Markets. The conversion price may be adjusted for other events.

•	On June 19, 2014, we entered into a $100,000 convertible note payable with an unrelated party, which is unsecured, bearing 12% interest per annum and due on December 19, 2014. The convertible note can be converted into shares of our common stock at a conversion price at a 50% discount to the average of the three lowest trading prices on the previous twenty (20) trading days to the date of conversion, or 50% discount to the average of the three lowest trades on the previous twenty (20) trading days that would be obtained if the conversion were to be made on the date that this note was executed.

•	On June 24, 2014, we entered into a $37,500 convertible note payable with an unrelated party, which is unsecured, bearing 8% interest per annum and due on March 26, 2015. The convertible note can be converted into shares of the Company’s common stock at a conversion rate of 58% multiplied by the market price. Market price means the average of the lowest three trading prices for common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. Trading price means for any security as of any date, the closing bid price on the OTCQB Markets. The conversion price may be adjusted for other events.

•	On June 30, 2014, we issued a convertible promissory note in the amount of $85,000. The note is non-interest bearing and due on demand. The convertible note can be converted into our common stock at a conversion price of the lesser of $0.10 per share or 50% of the average trading price of our common stock on the OTCQB Markets for the five days preceding the date of conversion. We received $75,000 as of May 31, 2014. The remaining $10,000 was received subsequent to May 31, 2014.

•	On June 26, 2014, we entered into a $60,000 convertible note payable with an unrelated party, which is unsecured, bearing 8% interest per annum and due on June 26, 2015. The convertible note can be converted into shares of our common stock at a conversion rate of 54% multiplied by the market price. Market price means the average of the lowest trading prices for common stock during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. Trading price means for any security as of any date, the closing bid price on the OTCQB Markets. We received $60,000 proceeds, less the $3,000 debt issuance cost pursuant to the terms of this convertible note.

Convertible Notes - Related Party

•	On March 14, 2014, we issued a convertible promissory note in the amount of $125,000 to a foreign corporation which is controlled by our Chief Executive Officer. The note is non-interest bearing and due on June 14, 2014. The note was amended to extend the maturity date to September 14, 2014. The note can be converted into shares of our common stock at a conversion price of $0.25 per share. We recorded a debt discount of $55,000 for the fair value of beneficial conversion feature. As of May 31, 2014, we amortized $55,000 of debt discount. For the period from October 17, 2013 (inception) to May 31, 2014, we recorded an imputed interest of $1,606 as an in-kind contribution of interest.

•	On March 14, 2014, we issued a convertible promissory note in the amount of $100,000 to a foreign corporation which is controlled by our Chief Executive Officer. The note is non-interest bearing and due on June 14, 2014. On June 14, 2014, the note holder extended the maturity date to September 14, 2014. The note can be converted into shares of our common stock at a conversion price of $0.25 per share. We recorded a debt discount of $44,000 for the fair value of beneficial conversion feature. As of May 31, 2014, we amortized $44,000 of debt discount. For the period from October 17, 2013 (inception) to May 31, 2014, we recorded an imputed interest of $1,285 as an in-kind contribution of interest.

•	As of March 27, 2014, a foreign corporation which is controlled by our Chief Executive Officer paid operating expenses on behalf of us totaling $515,600. On March 27, 2014, this amount was converted into a convertible note payable. The note is non-interest bearing and due on demand. The note can be converted into our shares of common stock at a conversion price of the lesser of $0.10 per share or 50% of the average trading price of our common stock on the OTCQB Markets for the five days preceding the date of conversion. We recorded a debt discount of $515,600 for the fair value of derivative liability. As of May 31, 2014, the we amortized $515,600 of debt discount. For the period from October 17, 2013 (inception) to May 31, 2014, we recorded an imputed interest of $10,046 as an in-kind contribution of interest.

Notes Payable - Related Party

•	As of March 27, 2014, a foreign corporation which is controlled by our Chief Executive Officer paid operating expenses on behalf of us totaling $231,000 Canadian Dollars. On March 27, 2014, this amount was converted into a note payable for $207,232 using the conversion rate from CAD to USD on the date of the note. The note bears interest at a rate of 5% per annum and is due on July 1, 2014. On July 1, 2014, the note holder extended the maturity date to October 1, 2014. As of May 31, 2014, the fair value of note payable was $207,232 plus $5,856 of gain on foreign exchange rate. We accrued interest of $1,845.

Loan Payable - Related Party

•	For the period from October 17, 2013 (inception) to May 31, 2014, a foreign corporation which is controlled by our Chief Executive Officer paid operating expenses on behalf of us. The amount is treated as due to related party, which is non-interest bearing and due on demand. The due to related party balance was $2,000 as of May 31, 2014.

•	For the period from October 17, 2013 (inception) to May 31, 2014, our Chief Executive Officer paid operating expenses on behalf of us. The amount is treated as due to related party, which is non-interest bearing and due on demand. The due to related party balance was $24,544 as of May 31, 2014.

We identified conversion features embedded within convertible debt issued. We have determined that the features associated with the embedded conversion option, in the form a ratchet provision, should be accounted for at fair value, as a derivative liability. We have elected to account for these instruments together with fixed conversion price instruments as derivative liabilities as we cannot determine if a sufficient number of shares would be available to settle all potential future conversion transactions.

The fair value of the conversion feature is summarized as follows:

Derivative Liability as of October 17, 2013 (inception)	$-
Fair value at the commitment date for convertible instruments	40,824,258
Change in fair value of embedded derivative liability	487,755
Adjustment of derivative liability through gain on extinguishment	(20,423,321)
Reclassification to additional paid in capital for financial instruments that ceased to be a derivative liability	(8,752,500)

Derivative Liability as of May 31, 2014	$12,136,192

We recorded a derivative expense of $34,191,408 for the period from October 17, 2013 (inception) to May 31, 2014.

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions:

	Commitment Date	Re-measurement Date
Expected dividends:	0%	0%
Expected volatility:	204.42% - 278.79%	247.89% - 278.79%
Expected term:	1 Year	1 Year
Risk free interest rate:	0% - 0.11%	0.05% - 0.11%

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent auditors' report accompanying our May 31, 2014 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. We have suffered recurring losses from operations, have a working capital deficit and are currently in default of the payment terms of certain note agreements. These factors raise substantial doubt about our ability to continue as a going concern.

CRITICAL ACCOUNTING POLICIES

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The update removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. In addition, the update adds an example disclosure in Risks and Uncertainties (Topic 275) to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company’s current activities. Furthermore, the update removes an exception provided to development stage entities in Consolidations (Topic 810) for determining whether an entity is a variable interest entity—which may change the consolidation analysis, consolidation decision, and disclosure requirements for a company that has an interest in a company in the development stage. The update is effective for the annual reporting periods beginning after December 15, 2014, including interim periods therein. Early application with the first annual reporting period or interim period for which the entity’s financial statements have not yet been issued (Public business entities) or made available for issuance (other entities). We adopted this pronouncement for the period from October 17, 2013 (inception) through May 31, 2014.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company”, we are not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

IL2M INTERNATIONAL CORP

(F/K/A DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.)

CONTENTS

PAGE	49	REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

PAGE	50	CONSOLIDATED BALANCE SHEET AS OF MAY 31, 2014

PAGE	51	CONSOLIDATED STATEMENT OF OPERATIONS FOR THE PERIOD FROM OCTOBER 17, 2013 (INCEPTION) TO MAY 31, 2014

PAGE	52	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE PERIOD FROM OCTOBER 17, 2013 (INCEPTION) TO MAY 31, 2014

PAGE	53	CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE PERIOD FROM OCTOBER 17, 2013 (INCEPTION) TO MAY 31, 2014

PAGES	54 - 72	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

il2m International Corp. (f/k/a Dynamic Nutra Enterprises Holdings, Inc.)

We have audited the accompanying consolidated balance sheet of il2m International Corp. (f/k/a Dynamic Nutra Enterprises Holdings, Inc.) (the “Company”) as of May 31, 2014, and the related consolidated statement of operations, changes in stockholders' deficit and cash flows for the period from October 17, 2013 (inception) to May 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of il2m International Corp. (f/k/a Dynamic Nutra Enterprises Holdings, Inc.) as of May 31, 2014 and the results of its operations and its cash flows for the period from October 17, 2013 (inception) to May 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has limited operations, a stockholders’ deficit of $13,420,891, a net loss of $17,503,838 and used $1,036,535 of cash in operations for the period from October 17, 2013 (inception) to May 31, 2014. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liggett, Vogt & Webb, P.A.

LIGGETT, VOGT & WEBB, P.A.

Certified Public Accountants

Boynton Beach, Florida

September 15, 2014

IL2M International Corp

(f/k/a Dynamic Nutra Enterprises Holdings, Inc)

Consolidated Balance Sheet

May 31, 2014
Assets
Current Assets:
Cash	$834
Total Current Assets	834

Property and equipment, net	46,566

Other Assets:
Debt Issue Cost, net	2,242
Security deposit	14,535
Prepaid rent and other asset	14,835
Total Other Assets	31,612

Total Assets	$79,012

Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable and accrued expenses	$240,269
Accrued interest - related party	1,845
Deferred rent	1,606
Note payable - related party	213,088
Loan payable - related party	26,544
Convertible notes payable, net of debt discount	101,370
Convertible notes payable - related party, net of debt discount	740,600
Derivative liability	12,136,192
Total Current Liabilities	13,461,514

Long Term Liabilities:
Deferred rent	38,389
Total Long Term Liabilities	38,389

Total Liabilities	13,499,903

Commitments and Contingencies (See Note 10)

Stockholders' Deficit:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-
Common stock, $0.0001 par value, 500,000,000 shares authorized; 180,511,500 shares issued and outstanding	18,051
Additional paid-in capital	4,064,896
Accumulated deficit	(17,503,838)
Total Stockholders' Deficit	(13,420,891)
Total Liabilities and Stockholders' Deficit	$79,012

See accompanying notes to consolidated financial statements

IL2M International Corp

(f/k/a Dynamic Nutra Enterprises Holdings, Inc)

Consolidated Statements of Operations

For the period from October 17, 2013 (Inception) to May 31, 2014

For the period from October 17, 2013 (Inception) to May 31, 2014

Revenues	$-

Operating Expenses
Consulting expense	1,637,689
Professional expense	69,267
Advertising expense	6,305
Website development cost	100,000
In kind contribution of services	309,590
General and administrative	283,028
Total Operating Expenses	2,405,879

Loss from Operations	(2,405,879)

Other Income (Expense)
Change in fair value of embedded derivative liability	(487,755)
Derivative expense - convertible notes payable	(34,191,408)
Amortization of debt issue costs	(258)
Amortization of debt discount	(817,128)
Gain on debt extinguishment	20,423,321
Foreign currency transaction loss	(7,418)
Interest expense	(17,313)
Total Other Expense	(15,097,959)

Net Loss	$(17,503,838)

Net loss per share - basic and diluted	$(0.11)

Weighted average number of shares outstanding during the period - basic and diluted	155,263,863

See accompanying notes to consolidated financial statements

IL2M International Corp

(f/k/a Dynamic Nutra Enterprises Holdings, Inc)

Consolidated Statement of Changes in Stockholders' Deficit

For the Period From October 17, 2013 (Inception) to May 31, 2014

	Preferred Stock $.0001 Par Value		Common stock $0.0001 Par Value		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, October 17, 2013	-	$-	-	$-	$-	$-	$-

Stock issued to founders	-	-	125,000,000	12,500	(12,490)	-	10

In kind contribution of services	-	-	-	-	309,590	-	309,590

In-kind contribution of interest	-	-	-	-	13,899	-	13,899

Stock issued for services	-	-	2,500	-	2,500	-	2,500

Stock issued for services	-	-	2,300,000	230	814,770	-	815,000

Stock issued in merger of entities under common control	-	-	709,000	71	(6,014,623)	-	(6,014,552)

Issuance of common stock for settlement of convertible debt	-	-	52,500,000	5,250	47,250	-	52,500

Beneficial Conversion Feature	-	-	-		52,500	-	52,500
			-	-
Beneficial Conversion Feature - Related Party	-	-	-	-	99,000	-	99,000

Reclassification of derivative liability associated with convertible debt	-	-	-	-	8,752,500	-	8,752,500

Net loss	-	-	-	-	-	(17,503,838)	(17,503,838)

Balance, May 31, 2014	-	$-	180,511,500	$18,051	$4,064,896	$(17,503,838)	$(13,420,891)

See accompanying notes to consolidated financial statements

IL2M International Corp

(f/k/a Dynamic Nutra Enterprises Holdings, Inc)

Consolidated Statements of Cash Flows

For the period October 17, 2013 (Inception) to May 31, 2014

For the period from October 17, 2013 (Inception) to May 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(17,503,838)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation Expense	4,652
Stock issued for services	815,000
Stock issued for services - related party	2,510
In kind contribution of services	309,590
In kind contribution of interest	13,899
Amortization of debt issue costs	258
Amortization of debt discount	817,128
Change in fair value of derivative liability	487,755
Gain on debt extingishment	(20,423,321)
Derivative expense	34,191,408
Deferred rent payable	39,995
Changes in operating assets and liabilities:
(Increase) in other assets	(29,070)
Increase in accounts payable and accrued expenses	235,654
Increase in accrued interest - related party	1,845
Net Cash Used In Operating Activities	(1,036,535)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property and equipment	(51,218)
Net Cash Used in Investing Activities	(51,218)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable - related party	24,899
Proceeds from note payable - related party	213,088
Proceeds from convertible note payable, net of debt discount and debt issue cost	110,000
Proceeds from convertible note payable - related party, net of debt discount	740,600
Net Cash Provided By Financing Activities	1,088,587

Net Increase in Cash and Cash Equivalents	834

Cash and Cash Equivalents - Beginning of Period	-

Cash and Cash Equivalents - End of Period	$834

SUPPLEMENTARY DISCLOSURE OF NON-CASH FLOW FINANCING ACTIVITIES:

Debt discount recorded on convertible debt accounted for as a derivative liability	$850,758
Reclassification of derivative liability to additional paid-in-capital	$8,752,500
Assets and liabilities assumed in recapitalization
Loan receivable assumed in recapitalization	$(300)
Accounts payable and accrued expenses assumed in recapitalization	4,615
Convertible notes payable, net of debt discount assumed in recapitalization	78,842
Loan payable - related party assumed in recapitalization	1,645
Derivative liabilities assumed in recapitalization	5,877,250
Stock issued for conversion of note payable assumed in recapitalization	52,500
Total assets and liabilities assumed in recapitalization	$6,014,552

SUPPLEMENTARY CASH FLOW INFORMATION:

Cash Paid During the Period for:
Taxes	$-
Interest	$-

See accompanying notes to consolidated financial statements

IL2M INTERNATIONAL CORP

(F/K/A DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MAY 31, 2014

NOTE 1       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

il2m International Corp. was incorporated under the laws of the State of Nevada on June 8, 2010 under the name "Dynamic Nutra Enterprises Holdings, Inc." to market and sell a brewer's yeast product called Beta Glucan™ that can eliminate acne for a majority of people who use it as a dietary supplement. Effective November 15, 2013, our Board of Directors and the majority shareholders of the Company approved an amendment to our articles of incorporation to change our name from "Dynamic Nutra Enterprises Holdings Inc." to "il2m International Corp." (the “Name Change Amendment”). The Name Change Amendment was filed with the Secretary of State of Nevada on November 26, 2013 changing the name of the Company to "il2m International Corp." (the "Name Change"). The Name Change was effectuated to better reflect the future business operations of the Company.

On October 17, 2013, il2m Inc. was incorporated under the laws of State of Nevada. On January 9, 2014, il2m Inc. entered into a Stock Purchase and Share Exchange agreement with il2m International Corporation. The transaction has been accounted for the transaction as a combination of entities under common control (see Note 10(F)). For accounting purposes, this transaction is being accounted for as a merger of entities under common control and has been treated as a recapitalization of il2m, International Corporation with il2m, Inc. as the accounting acquirer. The historical financial statements of the accounting acquirer became the financial statements of the registrant. The Company did not recognize goodwill or any intangible assets in connection with the transaction. The 125,000,000 shares issued to the shareholder of il2m Inc. in conjunction with the share exchange transaction has been presented as outstanding for all periods. The historical financial statements include the operations of the accounting acquirer for all periods presented and the accounting acquiree for the period from January 9, 2014 through May 31, 2014.

The Company’s accounting year end is May 31, which was the year end of il2m International Corp.

On November 15, 2013 the Company declared a 1 for 10 reverse common stock split to stockholders. The Stock Split was effectuated on January 9, 2014 based upon filing the appropriate documentation with FINRA. Per share and weighted average amounts have been retroactively restated in the accompanying financial statements and related notes to reflect this stock split (See Note 10(E)).

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

IL2M INTERNATIONAL CORP

(F/K/A DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MAY 31, 2014

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

(B) Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) under the accrual basis of accounting.

(C) Principles of Consolidation

The accompanying 2014 consolidated financial statements include the accounts of il2m Inc. and its wholly owned subsidiary, il2m International Corporation (from January 9, 2014, merger). All intercompany accounts have been eliminated upon consolidation.

(D) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates include estimated useful lives and potential impairment of property and equipment, estimate of fair value of share based payments and derivative instruments and recorded debt discount, valuation of deferred tax assets and valuation of in-kind contribution of services and interest.

IL2M INTERNATIONAL CORP

(F/K/A DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MAY 31, 2014

(E) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At May 31, 2014, the Company had no cash equivalents.

(F) Website Development Costs

The Company has adopted the provisions of FASB Accounting Standards Codification No. 350 Intangible - Goodwill and Other. Costs incurred in the planning stage of a website are expensed, while costs incurred in the development stage are capitalized and amortized over the estimated five year life of the asset.

(G) Loss Per Share

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

The computation of basic and diluted loss per share at May 31, 2014 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

May 31, 2014
Convertible Debt (Exercise price - $0.001 - $0.25/share)	29,488,986
Total	29,488,986

(H) Advertising Expense

Advertising and marketing costs are expensed as incurred. Advertising and marketing expense was $6,305 for the period from October 17, 2013 (inception) to May 31, 2014.

IL2M INTERNATIONAL CORP

(F/K/A DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MAY 31, 2014

(I) Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”). Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Internal Revenue Code Section 382 ("Section 382") imposes limitations on the availability of a company's net operating losses after certain ownership changes occur. The Section 382 limitation is based upon certain conclusions pertaining to the dates of ownership changes and the value of the Company on the dates of the ownership changes. It was determined that an ownership change occurred on January 9, 2014. The amount of the Company's net operating losses incurred prior to the ownership change is limited based on the value of the Company on the date of the ownership change. Management has not determined the amount of net operating losses generated prior to the ownership change available to offset taxable income subsequent to the ownership change.

The net deferred tax liability in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:

May 31, 2014
Statutory rate applied to earnings before income taxes:	$(6,972,549)
Increase (decrease) in income taxes resulting from:
State income taxes
Change in deferred tax asset valuation allowance	512,791
Non-deductible expenses	6,459,758
Income Tax Expense	$-

May 31, 2014
Deferred tax liability:	$-
Deferred tax asset
Net Operating Loss Carryforward	(512,791)
Valuation allowance	512,791
Net deferred tax asset	-
Net deferred tax liability	$-

The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to utilize all of the net operating loss carryforwards before they will expire through the year 2034.

IL2M INTERNATIONAL CORP

(F/K/A DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MAY 31, 2014

As of May 31, 2014, the company has a net operating loss carry forward of approximately $1,287,307 available to offset future taxable income through May 31, 2034. The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating loss and the uncertainty of the Company’s ability to utilize all of the net operating loss carryforwards before they will expire through the year 2034.

The net change in the valuation allowance for the year ended May 31, 2014 was an increase of $512,791 since October 17, 2013 (inception).

The company’s federal income tax returns for the years ended May 31, 2014, 2013 and 2012 remains subject to examination by the Internal Revenue Service through 2019.

(J) Operating Leases

The Company leases approximately 3,300 square feet of space under a 4-year lease executed on October 2, 2013. The lease commenced on February 1, 2014. The Company occupied the lease space on October 15, 2013 through January 31, 2014 free of charge. These months were included as part of the monthly straight-line rent expense calculation. The rent expense under this lease for the period from October 17, 2013 to May 31, 2014 was $93,203.

Deferred rent payable at May 31, 2014 was $39,995. Deferred rent payable is the sum of the difference between the monthly rent payment and the straight-line monthly rent expense of an operating lease that contains escalated payments in future periods.

(K) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(L) Revenue Recognition

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

IL2M INTERNATIONAL CORP

(F/K/A DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MAY 31, 2014

(M) Fair Value of Financial Instruments

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

The guidance also establishes a fair value hierarchy for measurements of fair value as follows:

●	Level 1 – quoted market prices in active markets for identical assets or liabilities.

●	Level 2 – inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 – unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company's financial instruments consist of accounts payable, accrued expenses, notes payable, notes payable – related party, due to related party, convertible notes payable, convertible notes payable – related party and deferred rent payable. The carrying amount of the Company's financial instruments approximates their fair value as of May 31, 2014, due to the short-term nature of these instruments.

The Company accounts for its derivative liabilities, at fair value, on a recurring basis under level 3 (see Note 9).

(N) Embedded Conversion Features

The Company evaluates embedded conversion features within convertible debt under ASC 815 “Derivatives and Hedging” to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 “Debt with Conversion and Other Options” for consideration of any beneficial conversion features.

IL2M INTERNATIONAL CORP

(F/K/A DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MAY 31, 2014

(O) Derivative Financial Instruments

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

(P) Beneficial Conversion Feature

For conventional convertible debt where the rate of conversion is below market value, the Company records a "beneficial conversion feature" ("BCF") and related debt discount.

When the Company records a BCF, the relative fair value of the BCF is recorded as a debt discount against the face amount of the respective debt instrument (offset to additional paid in capital) and amortized to interest expense over the life of the debt.

(Q) Debt Issue Costs and Debt Discount

The Company may record debt issue costs and/or debt discounts in connection with raising funds through the issuance of debt. These costs may be paid in the form of cash, or equity (such as warrants). These costs are amortized to interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

(R) Stock-Based Compensation – Non Employees

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of Sub-topic 505-50 of the FASB Accounting Standards Codification (“Sub-topic 505-50”).

Pursuant to ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur. If the Company is a newly formed corporation or shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

IL2M INTERNATIONAL CORP

(F/K/A DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MAY 31, 2014

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

☐	Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder’s expected exercise behavior. If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

☐	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

☐	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

☐	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

IL2M INTERNATIONAL CORP

(F/K/A DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MAY 31, 2014

Pursuant to ASC paragraph 505-50-25-7, if fully vested, non-forfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Whether the corresponding cost is an immediate expense or a prepaid asset (or whether the debit should be characterized as contra-equity under the requirements of paragraph 505-50-45-1) depends on the specific facts and circumstances. Pursuant to ASC paragraph 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, non-forfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra-equity by the grantor of the equity instruments. The transferability (or lack thereof) of the equity instruments shall not affect the balance sheet display of the asset. This guidance is limited to transactions in which equity instruments are transferred to other than employees in exchange for goods or services. Section 505-50-30 provides guidance on the determination of the measurement date for transactions that are within the scope of this Subtopic.

Pursuant to Paragraphs 505-50-25-8 and 505-50-25-9, an entity may grant fully vested, non-forfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a share option and similar instrument that the counterparty has the right to exercise expires unexercised.

Pursuant to ASC paragraph 505-50-30-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

IL2M INTERNATIONAL CORP

(F/K/A DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MAY 31, 2014

(S) Foreign Currency Transaction Gains and Losses

Transaction gains and losses, such as those resulting from the settlement of nonfunctional currency receivables or payables are included in foreign currency loss in our consolidated statements of earnings.  Additionally, payable and receivable balances denominated in nonfunctional currencies are marked-to-market at each reporting period, and the gain or loss is recognized in our consolidated statements of earnings.

(T) Recent Accounting Pronouncements

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The update removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. In addition, the update adds an example disclosure in Risks and Uncertainties (Topic 275) to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company’s current activities. Furthermore, the update removes an exception provided to development stage entities in Consolidations (Topic 810) for determining whether an entity is a variable interest entity—which may change the consolidation analysis, consolidation decision, and disclosure requirements for a company that has an interest in a company in the development stage. The update is effective for the annual reporting periods beginning after December 15, 2014, including interim periods therein. Early application with the first annual reporting period or interim period for which the entity’s financial statements have not yet been issued (Public business entities) or made available for issuance (other entities). The Company adopted this pronouncement for the period from October 17, 2013 (inception) through May 31, 2014.

NOTE 2       EQUIPMENT AND WEBSITE DEVELOPMENT COSTS

	May 31,	Estimated
	2014	Useful Life
Furniture and Fixtures	7,415	5 years
Leasehold Improvements	22,414	5 years
Computer Equipment	15,798	3 years
Office Equipment	5,592	3 years
	51,218
Less: Accumulated Depreciation	(4,652)
Property and Equipment, Net	$46,566

Depreciation expense was $4,652 for the period from October 17, 2013 (inception) to May 31, 2014.

IL2M INTERNATIONAL CORP

(F/K/A DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MAY 31, 2014

NOTE 3        CONVERTIBLE NOTES PAYABLE

On January 9, 2014, the Company issued a convertible promissory note in the amount of $52,500. The note bears interest at a rate of 3% per annum and is due on September 30, 2014. The note can be converted into shares of Common Stock of the Company at a fixed conversion price of $0.0001 per share. The Company recorded a debt discount of $52,500 for the fair value of derivative liability.

On January 20, 2014, the Company amended the terms of the convertible note agreement to change the conversion price from $0.0001 per share to $0.001 per share. The Company determined that since the conversion price of the debt was increased from $0.0001 per share to $0.001 per share, this effectively represented debt instruments being exchanged with substantially different terms and applied debt extinguishment accounting, resulting in a $20,423,321 gain on extinguishment of debt and expensed the remaining debt discount of $48,658. Upon the amendment of the convertible note agreement, the Company recorded a debt discount of $52,500 for the fair value of beneficial conversion feature.

On January 23, 2014, $52,500 of the principal balance of the convertible note was converted into 52,500,000 shares of common stock. As a result, the debt discount on the amended convertible note was fully expensed on the date of conversion. As of May 31, 2014, the Company has accrued interest of $1,088.

On January 9, 2014, the Company issued a convertible promissory note in the amount of $22,500. The note is non-interest bearing and due on demand. The note can be converted into shares of Common Stock of the Company at a conversion price to $0.0001 per share. The price per share was subsequently adjusted to $0.001 per share to reflect the 1 for 10 reverse common stock split effectuated on January 9, 2014. The Company recorded a debt discount of $22,500 for the fair value of derivative liability. As of May 31, 2014, the Company amortized $22,500 of debt discount. For the period from October 17, 2013 (inception) to May 31, 2014, the Company recorded an imputed interest of $536 as an in-kind contribution of interest.

On May 2, 2014, the Company issued a convertible promissory note in the amount of $37,500. The note bears interest at a rate of 8% per annum and is due on February 7, 2015. The note can be converted into shares of the Company’s Common Stock at a conversion price of fifty-eight percent (58%) of the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion. The Company received $37,500, less $2,500 of debt issuance costs pursuant to the terms of this convertible note. The Company recorded a debt discount of $37,500 for the fair value of derivative liability. As of May 31, 2014, the Company amortized $3,870 of debt discount and accrued interest of $238.

On June 30, 2014, the Company issued a convertible promissory note in the amount of $85,000. The note is non-interest bearing and due on demand. The convertible note can be converted into the Company’s common stock at a conversion price of the lesser of $0.10 per share or 50% of the average trading price of the Company’s common stock on the OTCQB Markets for the five days preceding the date of conversion. The Company received $75,000 as of May 31, 2014. The remaining $10,000 was received subsequent to May 31, 2014. The Company recorded a debt discount of $75,000 for the fair value of derivative liability. As of May 31, 2014, the Company amortized $75,000 of debt discount. For the period from October 17, 2013 (inception) to May 31, 2014, the Company recorded an imputed interest of $426 as an in-kind contribution of interest.

IL2M INTERNATIONAL CORP

(F/K/A DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MAY 31, 2014

NOTE 4        CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

On March 14, 2014, the Company issued a convertible promissory note in the amount of $125,000 to a foreign corporation which is controlled by the Company’s Chief Executive Officer. The note is non-interest bearing and due on June 14, 2014. The note was amended to extend the maturity date to September 14, 2014. The note can be converted into shares of Common Stock of the Company at a conversion price of $0.25 per share. The Company recorded a debt discount of $55,000 for the fair value of beneficial conversion feature. As of May 31, 2014, the Company amortized $55,000 of debt discount. For the period from October 17, 2013 (inception) to May 31, 2014, the Company recorded an imputed interest of $1,606 as an in-kind contribution of interest.

On March 14, 2014, the Company issued a convertible promissory note in the amount of $100,000 to a foreign corporation which is controlled by the Company’s Chief Executive Officer. The note is non-interest bearing and due on June 14, 2014. On June 14, 2014, the note holder extended the maturity date to September 14, 2014. The note can be converted into shares of Common Stock of the Company at a conversion price of $0.25 per share. The Company recorded a debt discount of $44,000 for the fair value of beneficial conversion feature. As of May 31, 2014, the Company amortized $44,000 of debt discount. For the period from October 17, 2013 (inception) to May 31, 2014, the Company recorded an imputed interest of $1,285 as an in-kind contribution of interest.

As of March 27, 2014, a foreign corporation which is controlled by the Company’s Chief Executive Officer paid operating expenses on behalf of the Company totaling $515,600. On March 27, 2014, this amount was converted into a convertible note payable. The note is non-interest bearing and due on demand. The note can be converted into the Company’s common stock at a conversion price of the lesser of $0.10 per share or 50% of the average trading price of the Company’s common stock on the OTCQB Markets for the five days preceding the date of conversion. The Company recorded a debt discount of $515,600 for the fair value of derivative liability. As of May 31, 2014, the Company amortized $515,600 of debt discount. For the period from October 17, 2013 (inception) to May 31, 2014, the Company recorded an imputed interest of $10,046 as an in-kind contribution of interest.

IL2M INTERNATIONAL CORP

(F/K/A DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MAY 31, 2014

NOTE 5        NOTE PAYABLE – RELATED PARTY

As of March 27, 2014, a foreign corporation which is controlled by the Company’s Chief Executive Officer paid operating expenses on behalf of the Company totaling $231,000 Canadian Dollars. On March 27, 2014, this amount was converted into a note payable for $207,232 using the conversion rate from CAD to USD on the date of the note. The note bears interest at a rate of 5% per annum and is due on July 1, 2014. On July 1, 2014, the note holder extended the maturity date to October 1, 2014. As of May 31, 2014, the fair value of note payable was $207,232 plus $5,856 of gain on foreign exchange rate. The Company accrued interest of $1,845.

NOTE 6        LOAN PAYABLE – RELATED PARTY

For the period from October 17, 2013 (inception) to May 31, 2014, a foreign corporation which is controlled by the Company’s Chief Executive Officer paid operating expenses on behalf of the Company. The amount is treated as due to related party, which is non-interest bearing and due on demand (see Note 11). The due to related party balance was $2,000 as of May 31, 2014.

For the period from October 17, 2013 (inception) to May 31, 2014, the Officer of the Company paid operating expenses on behalf of the Company. The amount is treated as due to related party, which is non-interest bearing and due on demand (see Note 11). The due to related party balance was $24,544 as of May 31, 2014.

NOTE 7        DEBT DISCOUNT

As of May 31, 2014, the Company recorded debt discounts totaling $850,758.

The Company amortized $817,128 for the period from October 17, 2013 (inception) to May 31, 2014.

May 31, 2014
Debt discount	$850,758
Accumulated amortization of debt discount	(817,128)

Debt discount - Net	$33,630

IL2M INTERNATIONAL CORP

(F/K/A DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MAY 31, 2014

NOTE 8        DERIVATIVE LIABILITIES

The Company identified conversion features embedded within convertible debt issued. The Company has determined that the features associated with the embedded conversion option, in the form a ratchet provision, should be accounted for at fair value, as a derivative liability. The Company has elected to account for these instruments together with fixed conversion price instruments as derivative liabilities as the Company cannot determine if a sufficient number of shares would be available to settle all potential future conversion transactions.

The fair value of the conversion feature is summarized as follows:

Derivative Liability as of October 17, 2013 (inception)	$-
Fair value at the commitment date for convertible instruments	40,824,258
Change in fair value of embedded derivative liability	487,755
Adjustment of derivative liability through gain on extinguishment	(20,423,321)
Reclassification to additional paid in capital for financial instruments that ceased to be a derivative liability	(8,752,500)

Derivative Liability as of May 31, 2014	$12,136,192

The Company recorded a derivative expense of $34,191,408 for the period from October 17, 2013 (inception) to May 31, 2014.

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions:

	Commitment Date	Re-measurement Date
Expected dividends:	0%	0%
Expected volatility:	204.42% - 278.79%	247.89% - 278.79%
Expected term:	1 Year	1 Year
Risk free interest rate:	0% - 0.11%	0.05% - 0.11%

NOTE 9        STOCKHOLDERS’ EQUITY

(A) Preferred Stock

The Company’s Articles of Incorporation authorize 10,000,000 shares of preferred stock with a par value of $.0001 with rights and preferences to be determined by the Board of Directors.

(B) Common Stock Issued for Cash and Services

For the period from October 17, 2013 (inception) to May 31, 2014, the Company issued 2,500 shares of common stock to a former director for services with a fair value of $2,500 (See Note 11).

IL2M INTERNATIONAL CORP

(F/K/A DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MAY 31, 2014

For the period from October 17, 2013 (inception) to May 31, 2014, the Company issued 2,300,000 shares of common stock to unrelated parties for services with a fair value of $815,000.

On October 17, 2013, the Company issued 125,000,000 shares of common stock to the founder of the Company for services having a fair value of $10 (See Note 11).

(C) In Kind Contribution of Services and Interest

For the period from October 17, 2013 (inception) to May 31, 2014, a total of $13,899 in imputed interest relating to certain convertible notes payable and convertible notes payable –related parties was recorded as an in-kind contribution of interest (see Notes 3 and 4).

For the period from October 17, 2013 (inception) to May 31, 2014, the Officer of the Company contributed services having a fair value of $309,590 (See Note 11).

(D) Amended to the Articles of Incorporation

On November 26, 2013 the Company amended its Articles of Incorporation to provide for an increase in its authorized share capital. The authorized capital stock increased to 500,000,000 common shares at a par value of $0.0001 per share, with class and series designations, voting rights, and relative rights and preferences to be determined by the Board of Directors of the Company from time to time.

(E) Stock Split

On November 15, 2013, the Company declared a 1 for 10 reverse common stock split effective to stockholders of record on January 9, 2014. Per share and weighted average amounts have been retroactively restated in the accompanying financial statements and related notes to reflect this stock split.

(F) Common Stock Issued for Acquisition of an Entity Under Common Control

On January 9, 2014, the Company entered into a Stock Purchase and Share Exchange agreement with il2m, Inc. The Company was deemed to have issued 709,000 shares of common stock to the shareholders of il2m International Corporation. The Company has accounted for the transaction as a combination of entities under common control and accordingly, recorded the merger at historical cost of ($6,014,552) (See Note 11).

(G) Common Stock Issued for Convertible Note

On January 20, 2014, the Company issued 52,500,000 shares to settle a convertible note payable of $52,500.

IL2M INTERNATIONAL CORP

(F/K/A DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MAY 31, 2014

NOTE 10      COMMITMENTS AND CONTINGENCIES

The Company leases approximately 3,300 square feet of space under a 4-year lease executed on October 2, 2013. The lease commenced on February 1, 2014. The Company occupied the lease space on October 15, 2013 through January 31, 2014 free of charge. These months were included as part of the monthly straight-line rent expense calculation. The rent expense under this lease or the period from October 17, 2013 to May 31, 2014 was $93,203.

Deferred rent payable at May 31, 2014 was $39,995. Deferred rent payable is the sum of the difference between the monthly rent payment and the straight-line monthly rent expense of an operating lease that contains escalated payments in future periods.

Future minimum lease commitments are as follows:

Year	Amount
2014	$93,114
2015	151,454
2016	154,856
2017	172,826
2018	14,535
$586,785

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

NOTE 11      RELATED PARTY TRANSACTIONS

On January 9, 2014, the Company entered into a Stock Purchase and Share Exchange agreement with il2m, Inc. The Company was deemed to have issued 709,000 shares of common stock to the shareholders of il2m International Corporation. The Company has accounted for the transaction as a combination of entities under common control and accordingly, recorded the merger at historical cost of ($6,014,552) (See Note 9(F)).

For the period from October 17, 2013 (inception) to May 31, 2014, a foreign corporation (the “Foreign Corporation”) which is a Company controlled by the Company’s Chief Executive Officer paid operating expenses on behalf of the Company. The amount is treated as due to related party, which is non-interest bearing and due on demand (see Note 6). The due to related party balance was $2,000 as of May 31, 2014.

IL2M INTERNATIONAL CORP

(F/K/A DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MAY 31, 2014

For the period from October 17, 2013 (inception) to May 31, 2014, the Officer of the Company paid operating expenses on behalf of the Company. The amount is treated as due to related party, which is non-interest bearing and due on demand (see Note 6). The due to related party balance was $24,544 as of May 31, 2014.

For the period from October 17, 2013 to May 31, 2014, the Officer of the Company contributed services having a fair value of $309,590 (See Note 9(C)).

For the period from October 17, 2013 to May 31, 2014, the Company issued 2,500 shares of common stock to a former director of the Company for services with a fair value of $2,500 (See Note 9(B)).

On October 17, 2013, the Company issued 125,000,000 shares of common stock to the founder of the Company for services having a fair value of $10 (See Note 9(B)).

NOTE 12      GOING CONCERN

As reflected in the accompanying financial statements, the Company has minimal operations, has negative working capital of $13,460,680 and stockholders’ deficit of $13,420,891, used cash in operations of $1,036,535 and has a net loss of $17,503,838 for the period from October 17, 2013 (Inception) to May 31, 2014. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 13      SUBSEQUENT EVENTS

(A) Notes Payable and Convertible Notes Payable

On June 6, 2014, the Company entered into a $62,750 convertible note payable with an unrelated party, which is unsecured, bearing 8% interest per annum and due on March 6, 2015. The convertible note can be converted into shares of the Company’s common stock at a conversion rate of 55% multiplied by the market price. Market price means the average of the lowest two trading prices for common stock during the twenty-five (25) trading day period ending on the latest complete trading day prior to the conversion date. Trading price means for any security as of any date, the closing bid price on the OTCQB Markets. The conversion price may be adjusted for other events.

IL2M INTERNATIONAL CORP

(F/K/A DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MAY 31, 2014

On June 19, 2014, the Company entered into a $100,000 convertible note payable with an unrelated party, which is unsecured, bearing 12% interest per annum and due on December 19, 2014. The convertible note can be converted into shares of the Company’s common stock at a conversion price at a 50% discount to the average of the three lowest trading prices on the previous twenty (20) trading days to the date of conversion, or 50% discount to the average of the three lowest trades on the previous twenty (20) trading days that would be obtained if the conversion were to be made on the date that this note was executed (See Note 13(c)).

On June 24, 2014, the Company entered into a $37,500 convertible note payable with an unrelated party, which is unsecured, bearing 8% interest per annum and due on March 26, 2015. The convertible note can be converted into shares of the Company’s common stock at a conversion rate of 58% multiplied by the market price. Market price means the average of the lowest three trading prices for common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. Trading price means for any security as of any date, the closing bid price on the OTCQB Markets. The conversion price may be adjusted for other events.

On June 30, 2014, the Company issued a convertible promissory note in the amount of $85,000. The note is non-interest bearing and due on demand. The convertible note can be converted into the Company’s common stock at a conversion price of the lesser of $0.10 per share or 50% of the average trading price of the Company’s common stock on the OTCQB Markets for the five days preceding the date of conversion. The Company received $75,000 as of May 31, 2014. The remaining $10,000 was received subsequent to May 31, 2014.

On June 26, 2014, the Company entered into a $60,000 convertible note payable with an unrelated party, which is unsecured, bearing 8% interest per annum and due on June 26, 2015. The convertible note can be converted into shares of the Company’s common stock at a conversion rate of 54% multiplied by the market price. Market price means the average of the lowest trading prices for common stock during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. Trading price means for any security as of any date, the closing bid price on the OTCQB Markets. The Company received $60,000 proceeds, less the $3,000 debt issuance cost pursuant to the terms of this convertible note.

IL2M INTERNATIONAL CORP

(F/K/A DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MAY 31, 2014

(B) Contingencies

On June 11, 2014, the Company entered into a settlement agreement with an unrelated party (later defined as Plaintiff) to pay and release outstanding liabilities in the principal amount of $108,535. The settlement became binding upon entry of an order by the Court. On June 13, 2014, the court order granted an approval of settlement agreement and stipulation. According to the settlement, the Company shall issue and deliver shares of the Company’s common stock to the Plaintiff in one or more tranches subject to adjustment and ownership limitations to satisfy the settlement amount. The shares should be valued at 45% discount to market based on the market price during the valuation period. Subsequent to June 13, 2014, the Plaintiff fully converted the settlement amount into 3,601,810 shares of common stock.

(C) Consulting and Employment Agreements

Subsequent to May 31, 2014, the company entered into several consulting agreements with individuals to provide various services related to our first commercial radio station, such as on air shows, production, marketing, etc. Upon signing of the agreements, the Company shall issue a total of 2,650,000 shares of the Company’s common stock to the individuals. The shares are fully vested upon the signing of the agreements. The agreements shall commence on the effective date of the agreements and continue for a period of three months ending on August 31, 2014 and shall not be subject to automatic renewal but to re-negotiation at the end of August 31, 2014.

On June 16, 2014, the Company entered into a consulting agreement with an unrelated party to assist the Company in obtaining lending and/or equity sources. The Company shall pay the consultant a cash fee of 10% of the gross funding applicable at each funding installment. On June 19, 2014, the consultant assisted the Company to obtain a convertible note payable in the amount of $100,000 (see Note 13(A)). The Company paid $10,000 to the consultant as a funding fee associated with the convertible note payable.

(D) Advisory Board Agreements

Subsequent to May 31, 2014, the Company entered into advisory board agreements with two unrelated parties. The agreements shall commence on the effective date of the agreements and continue for a period of three years. Upon signing of the agreements. The company shall issue 100,000 shares of the company’s common stock to each individual. For ten hours of services through the first six months, and $2,500 for the duration of three-year Advisory Board Agreement thereafter.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

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

Based on our assessment, our chief executive officer and our chief financial officer believe that, as of May 31, 2014, our internal control over financial reporting is not effective based on those criteria, due to the following:

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

There were no significant changes in our internal control over financial reporting during the year ended May 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AUDIT COMMITTEE

Our board of directors has not established an audit committee. The respective role of an audit committee has been conducted by our board of directors. We intend to establish an audit committee during the fiscal year 2014/2015. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our board of directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

ITEM 9B. OTHER INFORMATION.

There are no further disclosures.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

The following table includes the names and positions currently held by our executive officers and directors:

NAME	AGE	POSITION	DIRECTOR SINCE
Sarkis A. Tsaoussian	42	President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and Director	2013

Biography. Sarkis Tsaoussian has been our President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and sole member of the Board of Directors since November 13, 2013. Mr. Tsaoussian is a dynamic, engaging and visionary leader with numerous achievements.  He is a seasoned senior executive and entrepreneur with over twenty years of senior level management experience in a variety of different industries.  In 1993, Mr. Tsaoussian joined Pizza Donini Inc. as a field supervisor and progressed through more responsible positions serving as secretary treasurer and director of Pizza Donini.com Inc. From January 1994 until in May 1997, he was appointed as president and chief operations officer. Pizza Donini Inc. was once a major player in the Montreal food industry having an average of thirty stores at any given time and was one of the first restaurant chains to implement the one number system for pizza delivery.  Mr.  Tsaoussian led the creation of Pizza Donini Inc.'s first bilingual website and was in complete charge of the chain’s call centre that employed close to forty agents, including the IT department, human resources. He also managed all on-going programming related to the call centre’s main frames and was a facilitator in franchisee/franchisor relations.  In 2004, Mr. Tsaoussian resigned from Pizza Donini Inc.

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

Mr. Tsaoussian is also a musician/keyboardist with extensive live stage and studio experience. He started playing the accordion at the age of five, and then moved on to piano and organ. By the age of thirteen, Mr. Tsaoussian was sharing the stage with choirs and a multitude of accomplished classical musicians, playing the pipe-organ. Music was a passion, whether it was Latin, Mediterranean, and American. He decided to part with classical music a year later and started performing as a pop keyboardist.  Over the next twenty years he organized, promoted, participated and performed for numerous events and fund-raising functions at several community centers and venues, particularly the ethnic and Mediterranean ones all over North America and even Europe.  In addition, he took complete charge of all music entertainment programs, sound systems and performed alongside a variety of musicians and vocalists from around the globe giving him priceless international music experience while simultaneously teaching him the fundamental importance of relationships.

BOARD COMMITTEES

Audit Committee. We intend to establish an audit committee of the Board of Directors, which will consist of independent directors, of which at least one director will qualify as a qualified financial expert as defined in Item 407(d) (5) (ii) of Regulation S-K. The audit committee’s duties would be to recommend to the Board of Directors the engagement of independent auditors to audit our financial statements and to review its accounting and auditing principles. The audit committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls.  The audit committee would at all times be composed exclusively of directors who are, in the opinion of the Board of Directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Compensation Committee. We intend to establish a compensation committee of the Board of Directors.  The compensation committee would review and approve our salary and benefits policies, including compensation of executive officers.  The compensation committee would also administer any stock option plans and recommend and approve grants of stock options under such plans.

Code of Ethics

We have not adopted a code of ethics for our executive officers, directors and employees. However, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

Nominating Committee

We have not yet established a nominating committee. Our board of directors, sitting as a board, performs the role of a nominating committee. We are not currently subject to any law, rule or regulation requiring that we establish a nominating committee.

STOCK INCENTIVE PLANS

We currently do not have any stock incentive plan adopted.  We may adopt a stock incentive plan in the future in order to further our growth and general prosperity by enabling our employees, contractors and service providers to acquire its common stock, increasing their personal involvement in us and thereby enabling us to attract and retain its employees, contractors and service providers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

None of our directors, executive officers or control persons has been involved in any of the legal proceedings required to be disclosed in Item 401 of Regulation S-K, during the past five years.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Commission. Officers, directors and greater than ten percent beneficial owners are required by Commission regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of the copies of such forms received and written representations from reporting persons required to file reports under Section 16(a), all of the Section 16(a) filing requirements applicable to such persons, with respect to fiscal 2014, appear not to have been complied with to the best of our knowledge.

ITEM 11. EXECUTIVE COMPENSATION.

During fiscal year ended May 31, 2014, we did not pay any executive compensation to our President/CEO Sarkis Tsaoussian. During fiscal year ended May 31, 2013, we paid $7,000 to our prior executive. There are no other stock option plans, retirement, pension or profit sharing plans for the benefits of our officers and directors other than as described herein.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the period ended May 31, 2014 and May 31, 2013.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Sarkis Tsaoussian, Current President, Chief Executive Officer and Director	2014	$0	$0	$0	$0	$0	$0	$0	$0
Donna Cashwell, Prior President, Chief Executive Officer and Director (1)	2013	$0	$0	$0	$0	$0	$0	$0	$0
Laura Gignac, Vice President and Director(1)	2013	$0	$0	$0	$0	$0	$0	$0	$0
Richard Wheeler, President, Chief Executive Officer and Director(2)	2013	$2,000	$0	$5,000	$0	$0	$0	$0	$7,000

(1)	On May 8, 2013, Donna Cashwell and Laura Gignac resigned from their positions as officers and directors of the Company.
(2)	On May 8, 2013, Richard Wheeler was appointed as President, Chief Executive Officer and Director of the Company. On May 8, 2013, we issued 50,000 shares of common stock to Mr. Wheeler having a fair value of $5,000 ($0.10 per share) for his services. On November 15, 2013, Mr. Wheeler resigned all executive positions and as a member of the Board of Directors.

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officers named in the above Summary Compensation Table for the fiscal year ended May 31, 2014.

Aggregated Option Exercises and Fiscal Year-End Option Value. There were no stock options exercised during the fiscal year ended May 31, 2014 by the executive officers named in the Summary Compensation Table.

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

Our director did not receive any compensation during the years ended May 31, 2014. During fiscal year ended May 31, 2013, one of our directors was compensated as follows:

Name	Fees earned or paid in cash ($)	Stock awards		Bonus	Option Awards ($)	All Other Compensation	Total ($)
Sarkis Tsaoussian	-0-	2,500		-0-	-0-	-0-	2,500
Luke Quinn (1)	$-0-	$2,500	(2)	$0	$0	$0	$4,500

(1)	Luke Quinn was appointed as a director on June 11, 2013. On June 11, 2013, we entered into a consulting agreement with Mr. Quinn pursuant to we agreed to pay Mr. Quinn semi annually in advance at the rate of $2,000 per month. On November 15, 2013, Mr. Quinn resigned and the consulting agreement was terminated.
(2)	For the period from October 17, 2013 to May 31, 2014, we issued 2,500 shares of common stock to our former director for services with a fair value of $2,500.

Employment Agreements

As of the date of this Annual Report, we do not have any employment agreements in place with any executive officers or employees.

Indemnification of Directors and Officers

Our Articles of Incorporation, as amended and restated, and our Bylaws provide for mandatory indemnification of our officers and directors, except where such person has been adjudicated liable by reason of his negligence or willful misconduct toward the Company or such other corporation in the performance of his duties as such officer or director. Our Bylaws also authorize the purchase of director and officer liability insurance to insure them against any liability asserted against or incurred by such person in that capacity or arising from such person's status as a director, officer, employee, fiduciary, or agent, whether or not the corporation would have the power to indemnify such person under the applicable law.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of the date of this Annual Report, with respect to the beneficial ownership of the outstanding common stock by: (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. Unless otherwise indicated, each of the stockholders named in the table below has sole voting and investment power with respect to such shares of common stock. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this Annual Report, there are 153,605,810 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(1)	Percentage of Beneficial Ownership
Directors and Officers:
Sarkis Tsaoussian 3500 West Olive Avenue Suite 810 Burbank, California 91505	465,000	nil	%

All executive officers and directors as a group (1 person)	465,000	nil	%

Beneficial Shareholders Greater than 10%
il2m Global Limited (2) Caye Financial Center, Corner Coconut Drive & Hurricane Way, 3rd Floor, San Pedro, Ambergris Caye, Belize, Central America	125,000,000	70.1%

*	Less than one percent.
(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report.
(2)	Sarkis Tsaoussian is the sole officer and director of il2m Global Limited and, thus, has sole dispositive and voting power over the shares held of record by il2m Global Limited.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

With the exception of the below, there were no transactions with any related persons (as that term is defined in Item 404 in Regulation SK) since the beginning of our last two fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved which the amount exceeds the lesser of $120,000 or one percent of the average of our assets at year end for the last two completed fiscal years, and in which any related person had a direct or indirect material interest.

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

For the period from October 17, 2013 (inception) to May 31, 2014, our Chief Executive Officer contributed services having a fair value of $309,590.

For the period from October 17, 2013 (inception) to May 31, 2014, a foreign corporation (the “Foreign Corporation”) which is a company controlled by our Chief Executive Officer paid operating expenses on behalf of us. The amount is treated as due to related party, which is non-interest bearing and due on demand. The due to related party balance was $2,000 as of May 31, 2014.

For the period from October 17, 2013 (inception) to May 31, 2014, our Chief Executive Officer paid operating expenses on behalf of us. The amount is treated as due to related party, which is non-interest bearing and due on demand. The due to related party balance was $24,544 as of May 31, 2014.

For the period from October 17, 2013 to May 31, 2014, we issued 2,500 shares of common stock to our former director for services with a fair value of $2,500.

On October 17, 2013, we issued 125,000,000 shares of common stock to our principal stockholder for services having a fair value of $10.

We also entered into the following notes with related parties:

•	On March 14, 2014, we issued a convertible promissory note in the amount of $125,000 to a foreign corporation which is controlled by our Chief Executive Officer.

•	On March 14, 2014, we issued a convertible promissory note in the amount of $100,000 to a foreign corporation which is controlled by our Chief Executive Officer.

•	As of March 27, 2014, a foreign corporation which is controlled by our Chief Executive Officer paid operating expenses on behalf of us totaling $515,600. On March 27, 2014, this amount was converted into a convertible note payable.

Notes Payable - Related Party

•	As of March 27, 2014, a foreign corporation which is controlled by our Chief Executive Officer paid operating expenses on behalf of us totaling $231,000 Canadian Dollars. On March 27, 2014, this amount was converted into a note payable for $207,232 using the conversion rate from CAD to USD on the date of the note.

•	As of March 27, 2014, a foreign corporation which is controlled by our Chief Executive Officer paid operating expenses on behalf of us totaling $231,000 Canadian Dollars. On March 27, 2014, this amount was converted into a note payable for $207,232 using the conversion rate from CAD to USD on the date of the note.

Loan Payable - Related Party

•	For the period from October 17, 2013 (inception) to May 31, 2014, a foreign corporation which is controlled by our Chief Executive Officer paid operating expenses on behalf of us. The amount is treated as due to related party, which is non-interest bearing and due on demand. The due to related party balance was $2,000 as of May 31, 2014.

•	For the period from October 17, 2013 (inception) to May 31, 2014, our Chief Executive Officer paid operating expenses on behalf of us. The amount is treated as due to related party, which is non-interest bearing and due on demand. The due to related party balance was $24,544 as of May 31, 2014.

Director Independence

We do not have any independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination.  NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the company;
●	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);
●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;
●	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);
●	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or
●	the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

We do not currently have a separately designated audit, nominating or compensation committee.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued for the audit and other services provided by our principal accountant Liggett, Vogt & Webb P.A.

	2014	2013
Audit fees	$39,620	$13,495
Audit related fees	0	0
Tax fees	0	0
All other fees	0	0

Audit Fees

Audit fees represent the professional services rendered for the audit of our annual financial statements and the review of our financial statements included in quarterly reports, along with services normally provided by the accountant in connection with statutory and regulatory filings or engagements.

Audit Related Fees

Audit-related fees represent professional services rendered for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

Tax Fees

Tax fees represent professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

All Other Fees

All other fees represent fees billed for products and services provided by the principal accountant, other than the services reported for the other categories.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed as part of this Form 10-K:

Exhibit Number	Description

3. 1	Articles of Incorporation of il2m International Corp. and all amendments thereto incorporated herewith as filed with the Securities and Exchange Commission as Exhibits to the Registration Statement on Form S-1 on August 31, 2011 and on Form 8-K filed on December 9, 2013 and January 13, 2014.
3.1.2	Articles of Amendment to Articles of Incorporation filed with the Securities and Exchange Commission on December 9, 2013.
3.1.3	Articles of Amendment to Articles of Incorporation filed with the Securities and Exchange Commission on January 13, 2014.

3.24	Bylaws incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Registration Statement on Form S-1 on August 31, 2011.

10.1	Letter of Intent from Syracusa/Shephard dated September 18, 2013 filed with the Securities and Exchange Commission on October 1, 2013.
10.2	Share Exchange Agreement between il2m International Corp., il2m Inc., a privately held Nevada Company (“il2m”) and il2m Global Limited, a private Belize Company and sole shareholder of il2m ("il2m Global") filed with the Securities and Exchange Commission on January 9, 2014.
10.3	Promissory Note between il2m International Corp. and TSASA Holdings Inc. dated March 27, 2014 filed with the Securities and Exchange Commission on March 27, 2014.
10.4	Convertible Promissory Note between il2m International Corp. and TSASA Holdings Inc. dated March 27, 2014 filed with the Securities and Exchange Commission on March 27, 2014
10.5	Convertible Promissory Note dated May 2, 2014 between i2lm International Corp. and KBM Worldwide Inc. filed with the Securities and Exchange Commission on July 10, 2014.
10.6	Convertible Promissory Note dated June 6, 2014 between il2m International Corp. and Auctus Private Equity Fund LLC filed with the Securities and Exchange Commission on July 10, 2014.
10.7	Convertible Note dated June 19, 2014 between il2m International Corp. and JSJ Investments Inc. filed with the Securities and Exchange Commission on July 10, 2014.
10.8	Convertible Promissory Note dated June 30, 2014 between il2m International Corp. and Sure Investment Group Limited filed with the Securities and Exchange Commission on July 10, 2014.
10.9	Convertible Promissory Note dated June 24, 2014 between il2m International Corp. and KBM Worldwide Inc. filed with the Securities and Exchange Commission on July 10, 2014.
10.10	Settlement Agreement and Stipulation dated June 13, 2014 between il2m International Corp. and IBC Funds LLC filed with the Securities and Exchange Commission on July 10, 2014.
10.11	Circuit Court Order Granting Approval of Settlement Agreement and Stipulation dated June 14, 2014 filed with the Securities and Exchange Commission on July 10, 2014.

10.4	.

21	List of Subsidiaries incorporated herewith as filed with the Securities and Exchange Commission as an Exhibit to the Current Report on form 8-K on December 17, 2012

99.1	Audited financial statements of il2m Inc.

21.1	List of Subsidiaries*

31.1	Rule 13a-15(e)/15d-15(e) Certification by the Chief Executive Officer and Chief Financial Officer *

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 15, 2014.

Il2m International Corp.

By:	/s/ Sarkis A. Tsaoussian
Sarkis A. Tsaoussian
Chief Executive Officer
(Principal executive officer, principal financial officer, and principal accounting officer)

Each person whose signature appears below appoints Gunther Than as his or her attorney-in-fact, with full power of substitution and re-substitution, to sign any and all amendments to this report on Form 10-K of View Systems, Inc., and to file them, with all their exhibits and other related documents, with the Securities and Exchange Commission, ratifying and confirming all that their attorney-in-fact and agent or his or her substitute or substitutes may lawfully do or cause to be done by virtue of this appointment. In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Sarkis A. Tsaoussian	Director, Chief Executive Officer and Treasurer	September 15, 2014
Sarkis A. Tsaoussian

