Form 10-Q
period 2014-08-31
il2m INTERNATIONAL CORP.
filed 2014-10-15
CIK 1520512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

or

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

As of October 8, 2014, there were 202,963,310 shares of common stock, par value $0.0001 per share, outstanding.

il2m INTERNATIONAL CORP.

formerly known as Dynamic Nutra Enterprises Holdings Inc.

QUARTERLY REPORT ON FORM 10-Q

August 31, 2014

IL2M INTERNATIONAL CORP

(F/K/A DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.)

CONTENTS

PAGE	F-1	CONDENSED CONSOLIDATED BALANCE SHEET AS OF AUGUST 31, 2014 (UNAUDITED) AND MAY 31, 2014

PAGE	F-2	CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2014 (UNAUDITED)

PAGE	F-3	CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE PERIOD FROM OCTOBER 17, 2013 (INCEPTION) TO AUGUST 31, 2014 (UNAUDITED)

PAGE	F-4	CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED AUGUST 31, 2014 (UNAUDITED)

PAGES	F-5 - F-18	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

IL2M International Corp
(f/k/a Dynamic Nutra Enterprises Holdings, Inc)
Condensed Consolidated Balance Sheet

	August 31, 2014	May 31, 2014
	(Unaudited)
Assets

Current Assets:
Cash	$77,080	$834
Total Current Assets	77,080	834

Property and equipment, net	41,764	46,566

Other Assets:
Debt Issue Cost, net	35,394	2,242
Security deposit	14,535	14,535
Prepaid rent and other asset	1,533	14,835
Total Other Assets	51,462	31,612

Total Assets	$170,306	$79,012

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued expenses	$59,509	$240,269
Accrued interest - related party	4,589	1,845
Deferred rent	408	1,606
Note payable - related party	212,797	213,088
Loan payable - related party	2,000	26,544
Convertible notes payable, net of debt discount of $297,400 and original issue discount of $8,500	239,351	101,370
Convertible notes payable - related party	740,600	740,600
Derivative liability	1,731,100	12,136,192
Total Current Liabilities	2,990,354	13,461,514

Long Term Liabilities:
Deferred rent	36,962	38,389
Total Long Term Liabilities	36,962	38,389

Total Liabilities	3,027,316	13,499,903

Commitments and Contingencies (See Note 10)	-	-

Stockholders' Deficit:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized; 186,963,310 and 180,511,500 shares issued and outstanding, respectively	18,696	18,051
Additional paid-in capital	4,540,238	4,064,896
Accumulated deficit	(7,415,944)	(17,503,838)
Total Stockholders' Deficit	(2,857,010)	(13,420,891)
Total Liabilities and Stockholders' Deficit	$170,306	$79,012

See accompanying notes to condensed consolidated unaudited financial statements

IL2M International Corp
(f/k/a Dynamic Nutra Enterprises Holdings, Inc)
Condensed Consolidated Statement of Operations
Three months ended August 31, 2014
(Unaudited)

Three Months Ended
August 31, 2014

Revenues	$-

Operating Expenses
Consulting expense - related party	45,000
Professional expense	17,005
General and administrative	386,179
Total Operating Expenses	448,184

Loss from Operations	(448,184)

Other Income (Expense)
Change in fair value of embedded derivative liability	11,003,160
Derivative expense - convertible notes payable	(207,252)
Loss on debt extinguishment	(110,903)
Amortization of debt issue costs	(12,098)
Amortization of debt discount and original issue discount	(115,153)
Foreign currency transaction gain	1,185
Interest expense	(22,861)
Total Other Income	10,536,078

Net Income	$10,087,894

Net income per share - basic and diluted	$0.06

Weighted average number of shares outstanding during the period - basic and diluted	182,452,052

See accompanying notes to condensed consolidated unaudited financial statements

IL2M International Corp
(f/k/a Dynamic Nutra Enterprises Holdings, Inc)
Condensed Consolidated Statement of Changes in Stockholders' Deficit
For the Period From October 17, 2013 (Inception) to August 31, 2014
(Unaudited)

	Preferred Stock		Common stock		Additional		Total
	$.0001 Par Value		$0.0001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, October 17, 2013	-	$-	-	$-	$-	$-	$-

Stock issued to founders	-	-	125,000,000	12,500	(12,490)	-	10

In kind contribution of services	-	-	-	-	309,590	-	309,590

In-kind contribution of interest	-	-	-	-	13,899	-	13,899

Stock issued for services	-	-	2,500	-	2,500	-	2,500

Stock issued for services	-	-	2,300,000	230	814,770	-	815,000

Stock issued in merger of entities under common control	-	-	709,000	71	(6,014,623)	-	(6,014,552)

Issuance of common stock for settlement of convertible debt	-	-	52,500,000	5,250	47,250	-	52,500

Beneficial Conversion Feature	-	-	-		52,500	-	52,500
			-	-
Beneficial Conversion Feature - Related Party	-	-	-	-	99,000	-	99,000

Reclassification of derivative liability associated with convertible debt	-	-	-	-	8,752,500	-	8,752,500

Net loss	-	-	-	-	-	(17,503,838)	(17,503,838)

Balance, May 31, 2014	-	-	180,511,500	18,051	4,064,896	(17,503,838)	(13,420,891)

Stock issued for services			2,850,000	285	132,085	-	132,370

Convertible debt conversion into common stock	-	-	3,601,810	360	108,175	-	108,535

Reclassification of derivative liability associated with convertible debt	-	-	-	-	97,509	-	97,509

In kind contribution of services	-	-	-	-	124,658	-	124,658

In-kind contribution of interest	-	-	-	-	12,915	-	12,915

Net income	-	-	-	-	-	10,087,894	10,087,894

Balance, August 31, 2014	-	$-	186,963,310	$18,696	$4,540,238	$(7,415,944)	$(2,857,010)

See accompanying notes to condensed consolidated unaudited financial statements

IL2M International Corp
(f/k/a Dynamic Nutra Enterprises Holdings, Inc)
Condensed Consolidated Statement of Cash Flows
Three months ended August 31, 2014
(Unaudited)

Three Months Ended
August 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$10,087,894
Adjustments to reconcile net income to cash used in operating activities:
Depreciation Expense	4,802
Stock issued for services	132,370
In kind contribution of services	124,658
In kind contribution of interest	12,915
Amortization of debt issue costs	12,098
Amortization of debt discount	113,653
Amortization of original issue discount	1,500
Change in fair value of derivative liability	(11,003,160)
Derivative expense	207,252
Loss on debt extinguishment	110,903
Changes in operating assets and liabilities:
(Increase) in other assets	13,302
Decrease in deferred rent payable	(2,625)
Increase in accounts payable and accrued expenses	(72,225)
Increase in accrued interest - related party	2,744
Net Cash Used In Operating Activities	(253,919)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of loan payable - related party	(24,544)
Proceeds from convertible note payable, net of debt issue cost and original issue cost	355,000
Net Cash Provided By Financing Activities	330,456

Net Increase in Cash and Cash Equivalents	76,537

Effect of Exchange Rates on Cash	(291)

Cash and Cash Equivalents - Beginning of Period	834

Cash and Cash Equivalents - End of Period	$77,080

SUPPLEMENTARY DISCLOSURE OF NON-CASH FLOW FINANCING ACTIVITIES:

Debt discount recorded on convertible debt accounted for as a derivative liability	$377,423
Reclassification of accounts payable to notes payable	$108,535
Reclassification of derivative liability to additional paid-in-capital	$97,509
Shares issued in conversion of convertible debt	$108,535

SUPPLEMENTARY CASH FLOW INFORMATION:

Cash Paid During the Period for:
Taxes	$-
Interest	$-

See accompanying notes to condensed consolidated unaudited financial statements

IL2M INTERNATIONAL CORP

(F/K/A DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AUGUST 31, 2014
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

il2m International Corp. was incorporated under the laws of the State of Nevada on June 8, 2010 under the name "Dynamic Nutra Enterprises Holdings, Inc." to market and sell a brewer's yeast product called Beta Glucan that can eliminate acne for a majority of people who use it as a dietary supplement. Effective November 15, 2013, our Board of Directors and the majority shareholders of the Company approved an amendment to our articles of incorporation to change our name from "Dynamic Nutra Enterprises Holdings Inc." to "il2m International Corp." (the “Name Change Amendment”). The Name Change Amendment was filed with the Secretary of State of Nevada on November 26, 2013 changing the name of the Company to "il2m International Corp." (the "Name Change"). The Name Change was effectuated to better reflect the future business operations of the Company.

On October 17, 2013, il2m Inc. was incorporated under the laws of State of Nevada. On January 9, 2014, il2m Inc. entered into a Stock Purchase and Share Exchange agreement with il2m International Corporation. For accounting purposes, this transaction is being accounted for as a merger of entities under common control and has been treated as a recapitalization of il2m, International Corporation with il2m, Inc. as the accounting acquirer (see Note 9(F). The historical financial statements of the accounting acquirer became the financial statements of the registrant. The Company did not recognize goodwill or any intangible assets in connection with the transaction. The 125,000,000 shares issued to the shareholder of il2m Inc. in conjunction with the share exchange transaction has been presented as outstanding for all periods.

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

Therefore, our business operations will change to that of developing, creating and marketing a social media platform called Ilink2music.com. Ilink2music.com is an unparalleled social media platform that will allow users to unify their personal digital-mobile lifestyle while simultaneously providing exclusive international music entertainment content, networking, events, products, services; featuring a unique internet radio station and exceptional co-creation content aiming at facilitating and revolutionizing the management of your on-line “way of life”. Our platform is a Horizontal - adaptable business model based on the strategic use of Multi-Sensory Branding, Co-Creation, Product Placement, Immersion User Experience Applications, ROI Relationship/Currency with Economy and Licensing Structures. It is built to adapt and to embrace the monumental shifts and disruptive technologies that are changing every facet of business. Ilink2music.com is positioned to leverage and facilitate change in the Global end user driven Digital/Mobile content/Product placement Eco system.

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

IL2M INTERNATIONAL CORP

(F/K/A DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AUGUST 31, 2014
(UNAUDITED)

(B) Principles of Consolidation

The accompanying 2014 condensed consolidated financial statements include the accounts of il2m Inc. and its wholly owned subsidiary, il2m International Corporation (from January 9, 2014, merger). All intercompany accounts have been eliminated upon consolidation.

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At August 31, 2014 and May 31, 2014, the Company had no cash equivalents.

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

The computation of basic and diluted loss per share at August 31, 2014 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

August 31, 2014

Convertible Debt (Exercise price - $0.001 - $0.25/share)	202,405,554
Total	202,405,554

(F) Operating Leases

The Company leases approximately 3,300 square feet of space under a 4-year lease executed on October 2, 2013. The lease commenced on February 1, 2014. The Company occupied the lease space on October 15, 2013 through January 31, 2014 free of charge. These months were included as part of the monthly straight-line rent expense calculation. The rent expense under this lease for the three months ended August 31, 2014 was $37,281.

Deferred rent payable at August 31, 2014 and May 31, 2014 was $37,370 and $39,995, respectively. Deferred rent payable is the sum of the difference between the monthly rent payment and the straight-line monthly rent expense of an operating lease that contains escalated payments in future periods.

(G) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(H) Revenue Recognition

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

IL2M INTERNATIONAL CORP

(F/K/A DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AUGUST 31, 2014
(UNAUDITED)

(I) Fair Value of Financial Instruments

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

The guidance also establishes a fair value hierarchy for measurements of fair value as follows:

●	Level 1 - quoted market prices in active markets for identical assets or liabilities.

●	Level 2 - inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 - unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company's financial instruments consist of accounts payable, accrued expenses, notes payable, notes payable - related party, loan payable - related party, convertible notes payable, convertible notes payable - related party and deferred rent payable. The carrying amount of the Company's financial instruments approximates their fair value as of August 31, 2014 and May 31, 2014, due to the short-term nature of these instruments.

The Company accounts for its derivative liabilities, at fair value, on a recurring basis under level 3 (see Note 8).

(J) Embedded Conversion Features

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

(K) Derivative Financial Instruments

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

(L) Beneficial Conversion Feature

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

IL2M INTERNATIONAL CORP

(F/K/A DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AUGUST 31, 2014
(UNAUDITED)

(M) Debt Issue Costs and Debt Discount

The Company may record debt issue costs and/or debt discounts in connection with raising funds through the issuance of debt. These costs may be paid in the form of cash, or equity (such as warrants). These costs are amortized to interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

(N) Stock-Based Compensation - Non Employees

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

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

●	Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder’s expected exercise behavior. If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

●	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

●	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

IL2M INTERNATIONAL CORP

(F/K/A DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AUGUST 31, 2014
(UNAUDITED)

●	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

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

(O) Foreign Currency Transaction Gains and Losses

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

(P) Recent Accounting Pronouncements

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The update removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. In addition, the update adds an example disclosure in Risks and Uncertainties (Topic 275) to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company’s current activities. Furthermore, the update removes an exception provided to development stage entities in Consolidations (Topic 810) for determining whether an entity is a variable interest entity-which may change the consolidation analysis, consolidation decision, and disclosure requirements for a company that has an interest in a company in the development stage. The update is effective for the annual reporting periods beginning after December 15, 2014, including interim periods therein. Early application with the first annual reporting period or interim period for which the entity’s financial statements have not yet been issued (Public business entities) or made available for issuance (other entities). The Company adopted this pronouncement for the three months ended August 31, 2014.

IL2M INTERNATIONAL CORP

(F/K/A DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AUGUST 31, 2014
(UNAUDITED)

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-12, “Compensation – Stock Compensation ( Topic 718 ); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.  We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

NOTE 2	PROPERTY AND EQUIPMENT

	August 31, 2014	May 31, 2014	Estimated Useful Life
Furniture and Fixtures	7,415	7,415	5 years
Leasehold Improvements	22,414	22,414	5 years
Computer Equipment	15,798	15,798	3 years
Office Equipment	5,591	5,591	3 years
	51,218	51,218
Less: Accumulated Depreciation	(9,454)	(4,652)
Property and Equipment, Net	$41,764	$46,566

Depreciation expense was $4,802 for the three months ended August 31, 2014.

IL2M INTERNATIONAL CORP

(F/K/A DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AUGUST 31, 2014
(UNAUDITED)

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

On January 23, 2014, $52,500 of the principal balance of the convertible note was converted into 52,500,000 shares of common stock. As a result, the debt discount on the amended convertible note was fully expensed on the date of conversion. As of August 31, 2014 and May 31, 2014, the Company has accrued interest of $1,088.

On January 9, 2014, the Company issued a convertible promissory note in the amount of $22,500. The note is non-interest bearing and due on demand. The note can be converted into shares of Common Stock of the Company at a conversion price to $0.0001 per share. The price per share was subsequently adjusted to $0.001 per share to reflect the 1 for 10 reverse common stock split effectuated on January 9, 2014. The Company recorded a debt discount of $22,500 for the fair value of derivative liability. As of May 31, 2014, the Company amortized $22,500 of debt discount. For the three months ended August 31, 2014, the Company recorded an imputed interest of $347 as an in-kind contribution of interest.

On May 2, 2014, the Company issued a convertible promissory note in the amount of $37,500. The note bears interest at a rate of 8% per annum and is due on February 7, 2015. The note can be converted into shares of the Company’s Common Stock at a conversion price of fifty-eight percent (58%) of the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion. The Company received $37,500, less $2,500 of debt issuance costs pursuant to the terms of this convertible note. The Company recorded a debt discount of $37,500 for the fair value of derivative liability. As of August 31, 2014, the Company amortized $16,148 of debt discount, $1,077 of debt issuance cost and accrued interest of $998.

On June 6, 2014, the Company issued a convertible promissory note in the amount of $62,750. The note bears interest at a rate of 8% per annum and is due on March 6, 2015. The note can be converted into shares of the Company’s Common Stock at a conversion price of fifty-five percent (55%) of the market price, which is the average of the lowest two (2) trading prices for the common stock during the twenty-five (25) trading day period prior to the conversion. The Company received $62,750, less $2,750 of debt issuance costs pursuant to the terms of this convertible note. The Company recorded a debt discount of $62,750 for the fair value of derivative liability. As of August 31, 2014, the Company amortized $19,767 of debt discount, $2,441 of debt issuance costs and accrued interest of $1,174. In connection with this funding, the Company paid additional debt issue costs of $5,000 of which $1,575 was amortized as of August 31, 2014.

On June 11, 2014, the Company entered into a settlement agreement with an unrelated party (later defined as Plaintiff) to pay and release outstanding liabilities in the principal amount of $108,535. The settlement became binding upon entry of an order by the Court. On June 13, 2014, the court order granted an approval of settlement agreement and stipulation. According to the settlement, the Company shall issue and deliver shares of the Company’s common stock to the Plaintiff in one or more tranches subject to adjustment and ownership limitations to satisfy the settlement amount. The shares should be valued at 45% discount to market based on the market price during the valuation period. The Company recorded a loss on debt extinguishment of $110,903. As of August 31, 2014, the Plaintiff fully converted the settlement amount into 3,601,810 shares of common stock.

On June 19, 2014, the Company issued a convertible promissory note in the amount of $100,000. The note bears interest at a rate of 12% per annum and is due on December 19, 2014. The note can be converted into shares of the Company’s Common Stock at a conversion price of fifty percent (50%) of the market price, which is the average of the lowest three (3) trading prices for the common stock during the twenty (20) trading day period prior to the conversion. The Company received $100,000 pursuant to the terms of this convertible note. The Company recorded a debt discount of $100,000 for the fair value of derivative liability. As of August 31, 2014, the Company amortized $39,891 of debt discount and accrued interest of $2,379. In connection with this funding, the Company paid debt issue costs of $10,000 of which $3,989 was amortized as of August 31, 2014.

On June 24, 2014, the Company issued a convertible promissory note in the amount of $37,500. The note bears interest at a rate of 8% per annum and is due on March 26, 2015. The note can be converted into shares of the Company’s Common Stock at a conversion price of fifty-eight percent (58%) of the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion. The Company received $37,500, less $2,500 of debt issuance costs pursuant to the terms of this convertible note. The Company recorded a debt discount of $24,020 for the fair value of derivative liability. As of August 31, 2014, the Company amortized $5,940 of debt discount, $618 of debt issuance costs and accrued interest of $552.

IL2M INTERNATIONAL CORP

(F/K/A DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AUGUST 31, 2014
(UNAUDITED)

On June 26, 2014, the Company entered into a Securities Purchase Agreement with an unrelated party under which the Company agreed to issue two 8% convertible redeemable notes in the principal amount of $60,000 each for an aggregate principal amount of $120,000 in exchange for (i) $60,000 in cash for the front end note; and (ii) for the back end note, a $60,000 promissory note issued by the note holder to the Company which is due on June 26, 2015, bears interest at the rate of 8% per annum and is secured by a pledge of the front end note. The two convertible redeemable notes are due and payable on June 26, 2015. The note can be converted into shares of the Company’s Common Stock at a conversion price of fifty-four percent (54%) of the market price, which is the lowest trading price for the common stock during the fifteen (15) trading day period prior to the conversion. The Company received $60,000, less $3,000 of debt issuance costs pursuant to the terms of this convertible note. The Company recorded a debt discount of $60,000 for the fair value of derivative liability. As of August 31, 2014, the Company amortized $10,849 of debt discount, $542 of debt issuance costs and accrued interest of $856. In connection with this funding, the Company paid additional debt issue costs of $6,000 of which $1,085 was amortized as of August 31, 2014. As a result of the terms of the agreement, there are no assurances the Company will receive the additional $60,000 proceeds from the back end note. The back end note can be converted after the full cash payment of additional funding in the amount $60,000 by the note holder simultaneously with the issuance of the $60,000 promissory note by the Company.

On June 30, 2014, the Company issued a convertible promissory note in the amount of $85,000. The note is non-interest bearing and due on demand. The convertible note can be converted into the Company’s common stock at a conversion price of the lesser of $0.10 per share or 50% of the average trading price of the Company’s common stock on the OTCQB Markets for the five days preceding the date of conversion. The Company recorded a debt discount of $85,000 for the fair value of derivative liability. As of August 31, 2014, the Company amortized $85,000 of debt discount. For the three months ended August 31, 2014, the Company recorded an imputed interest of $1,277 as an in-kind contribution of interest.

On August 4, 2014, the Company issued a convertible promissory note in the amount of $100,000. The note bears interest at a rate of 5% per annum and is due on January 31, 2015. The note can be converted into shares of the Company’s Common Stock at a conversion price of fifty percent (50%) of the market price, which is the lowest trading price for the common stock during the twenty (20) trading day period prior to the conversion. The Company received $100,000, less and original issue discount of $10,000 and less $5,000 of debt issuance costs pursuant to the terms of this convertible note. The Company recorded a debt discount of $90,000 for the fair value of derivative liability. As of August 31, 2014, the Company amortized $1,500 of original issue discount, $13,500 of debt discount, $750 of debt issuance costs and accrued interest of $1,332.

On August 14, 2014, the Company entered into a Securities Purchase Agreement with an unrelated party under which the Company agreed to issue two 8% convertible redeemable notes in the principal amount of $40,000 each for an aggregate principal amount of $80,000 in exchange for (i) $40,000 in cash for the front end note; and (ii) for the back end note, a $40,000 promissory note issued by the note holder to the Company which is due on August 14, 2015, bears interest at the rate of 8% per annum and is secured by a pledge of the front end note. The two convertible redeemable notes are due and payable on August 14, 2015. The note can be converted into shares of the Company’s Common Stock at a conversion price of fifty percent (50%) of the market price, which is the average of the three (3) lowest trading price for the common stock during the twenty (20) trading day period prior to the conversion. The Company received $40,000, less $6,000 of debt issuance costs pursuant to the terms of this convertible note. The Company recorded a debt discount of $30,652 for the fair value of derivative liability. As of August 31, 2014, the Company amortized $1,428 of debt discount, $279 of debt issuance costs and accrued interest of $149. As a result of the terms of the agreement, there are no assurances the Company will receive the additional $60,000 proceeds from the back end note. The back end note can be converted after the full cash payment of additional funding in the amount $40,000 by the note holder simultaneously with the issuance of the $40,000 promissory note by the Company.

NOTE 4	CONVERTIBLE NOTES PAYABLE - RELATED PARTY

On March 14, 2014, the Company issued a convertible promissory note in the amount of $225,000 to a foreign corporation which is controlled by the Company’s Chief Executive Officer. The note is non-interest bearing and due on June 14, 2014. The note was amended to extend the maturity date to September 14, 2014 . The note can be converted into shares of Common Stock of the Company at a conversion price of $0.25 per share. The Company recorded a debt discount of $99,000 for the fair value of beneficial conversion feature (See Note 11). As of May 31, 2014, the Company amortized $99,000 of debt discount. For the three months ended August 31, 2014, the Company recorded an imputed interest of $3,435 as an in-kind contribution of interest. The convertible promissory note is currently in default.

IL2M INTERNATIONAL CORP

(F/K/A DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AUGUST 31, 2014
(UNAUDITED)

As of March 27, 2014, a foreign corporation which is controlled by the Company’s Chief Executive Officer paid operating expenses on behalf of the Company totaling $515,600. On March 27, 2014, this amount was converted into a convertible note payable. The note is non-interest bearing and due on demand. The note can be converted into the Company’s common stock at a conversion price of the lesser of $0.10 per share or 50% of the average trading price of the Company’s common stock on the OTCQB Markets for the five days preceding the date of conversion. The Company recorded a debt discount of $515,600 for the fair value of derivative liability (See Note 11). As of May 31, 2014, the Company amortized $515,600 of debt discount. For the three months ended August 31, 2014, the Company recorded an imputed interest of $7,856 as an in-kind contribution of interest.

NOTE 5	NOTE PAYABLE - RELATED PARTY

As of March 27, 2014, a foreign corporation which is controlled by the Company’s Chief Executive Officer paid operating expenses on behalf of the Company totaling $231,000 Canadian Dollars. On March 27, 2014, this amount was converted into a note payable for $207,232 using the conversion rate from CAD to USD on the date of the note. The note bears interest at a rate of 5% per annum and is due on July 1, 2014. On July 1, 2014, the note holder extended the maturity date to October 1, 2014. As of August 31, 2014, the fair value of note payable was $212,797 which includes $5,565 of gain on foreign exchange rate. The Company accrued interest of $4,589 (See Note 11).

NOTE 6	LOAN PAYABLE - RELATED PARTY

For the period from October 17, 2013 (inception) to May 31, 2014, a foreign corporation which is controlled by the Company’s Chief Executive Officer paid operating expenses totaling $2,000 on behalf of the Company. The amount is treated as loan payable - related party, which is non-interest bearing and due on demand (see Note 11). The loan payable - related party balance was $2,000 as of August 31, 2014.

For the period from October 17, 2013 (inception) to May 31, 2014, the Officer of the Company paid operating expenses totaling $24,544 on behalf of the Company. The amount is treated as loan payable - related party, which is non-interest bearing and due on demand (see Note 11). As of August 31, 2014, the amount was repaid in full.

NOTE 7	DEBT DISCOUNT

As of August 31, 2014, the Company recorded debt discounts totaling $1,228,181.

The Company amortized $817,128 for the period from October 17, 2013 (inception) to May 31, 2014.

The Company amortized $113,653 during the three months ended August 31, 2014.

	August 31, 2014	May 31, 2014

Debt discount	$1,228,181	$850,758
Accumulated amortization of debt discount	(930,781)	(817,128)
Debt discount - Net	$297,400	$33,630

NOTE 8	DERIVATIVE LIABILITIES

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

IL2M INTERNATIONAL CORP

(F/K/A DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AUGUST 31, 2014
(UNAUDITED)

The fair value of the conversion feature is summarized as follows:

Derivative Liability as of October 17, 2013 (inception)	$-
Fair value at the commitment date for convertible instruments	40,824,258
Change in fair value of embedded derivative liability	487,755
Adjustment of derivative liability through gain on extinguishment	(20,423,321)
Reclassification to additional paid in capital for financial instruments that ceased to be a derivative liability	(8,752,500)
Derivative Liability as of May 31, 2014	12,136,192

Fair value at the commitment date for convertible instruments	695,577
Reclassification to additional paid in capital for financial instruments that ceased to be a derivative liability	(97,509)
Change in fair value of embedded derivative liability	(11,003,160)
Derivative Liability as of August 31, 2014	$1,731,100

The Company recorded a derivative expense of $207,252 for the three months ended August 31, 2014.

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of August 31, 2014:

	Commitment Date	Re-measurement Date
Expected dividends:	0%	0%
Expected volatility:	147.99% - 278.79%	227.66% - 229.58%
Expected term:	0 - 1 Year	0 - 0.95 Year
Risk free interest rate:	0.02% - 0.12%	0.02% - 0.09%

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of May 31, 2014:

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

(B) Common Stock Issued for Cash and Services

During the three months ended August 31, 2014, the Company issued 2,850,000 shares of common stock for services having a fair value of $132,370 (See Note 10).

For the period from October 17, 2013 (inception) to May 31, 2014, the Company issued 2,500 shares of common stock to a former director for services with a fair value of $2,500 (See Note 11).

For the period from October 17, 2013 (inception) to May 31, 2014, the Company issued 2,300,000 shares of common stock to unrelated parties for services with a fair value of $815,000.

IL2M INTERNATIONAL CORP

(F/K/A DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AUGUST 31, 2014
(UNAUDITED)

On October 17, 2013, the Company issued 125,000,000 shares of common stock to the founder of the Company for services having a fair value of $10 (See Note 11).

(C) In Kind Contribution of Services and Interest

For the three months ended August 31, 2014, the Officer of the Company contributed services having a fair value of $124,658 (See Note 11).

For the three months ended August 31, 2014, a total of $12,915 in imputed interest relating to certain convertible notes payable and convertible notes payable -related parties was recorded as an in-kind contribution of interest (see Notes 3 and 4).

For the period from October 17, 2013 (inception) to May 31, 2014, a total of $13,899 in imputed interest relating to certain convertible notes payable and convertible notes payable -related parties was recorded as an in-kind contribution of interest (see Notes 3 and 4).

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

During the three months ended August 31, 2014, the Company entered into advisory board agreements with two unrelated parties. The agreements shall commence on the effective date of the agreements and continue for a period of three years. Upon signing of the agreement, the Company issued 100,000 shares of the company’s common stock to each individual having a fair value of $58,000 (See note 9(B)). For ten hours of services through the first six months, and $2,500 for the duration of three-year Advisory Board Agreement thereafter.

The Company leases approximately 3,300 square feet of space under a 4-year lease executed on October 2, 2013. The lease commenced on February 1, 2014. The Company occupied the lease space on October 15, 2013 through January 31, 2014 free of charge. These months were included as part of the monthly straight-line rent expense calculation.

Deferred rent payable at August 31, 2014 was $37,370. Deferred rent payable is the sum of the difference between the monthly rent payment and the straight-line monthly rent expense of an operating lease that contains escalated payments in future periods.

IL2M INTERNATIONAL CORP

(F/K/A DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AUGUST 31, 2014
(UNAUDITED)

Future minimum lease commitments are as follows:

Year	Amount
2014	$53,208
2015	150,313
2016	154,821
2017	174,002
2018	14,535
$546,879

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

Consulting and Employment Agreements

During the three months ended August 31, 2014, the Company entered into several consulting agreements with individuals to provide various services related to our first commercial radio station, such as on air shows, production, marketing, etc. Upon signing of the agreements, the Company issued a total of 2,650,000 fully vested shares of the Company’s common stock to the individuals valued at $74,370 (See Note 9(B)) in addition to compensation totaling $68,167 for the three months ended August 31, 2014. The agreements shall commence on the effective date of the agreements and continue for a period of three months ending on August 31, 2014 and shall not be subject to automatic renewal but to re-negotiation at the end of August 31, 2014. As of September 24, 2014, the agreements are still under negotiation for renewal.

NOTE 11	RELATED PARTY TRANSACTIONS

On March 14, 2014, the Company issued a convertible promissory note in the amount of $225,000 to a foreign corporation which is controlled by the Company’s Chief Executive Officer. The note is non-interest bearing and due on June 14, 2014. The note was amended to extend the maturity date to September 14, 2014. The note can be converted into shares of Common Stock of the Company at a conversion price of $0.25 per share. The Company recorded a debt discount of $99,000 for the fair value of beneficial conversion feature. As of May 31, 2014, the Company amortized $99,000 of debt discount (See Note 4). For the three months ended August 31, 2014, the Company recorded an imputed interest of $3,435 as an in-kind contribution of interest.

As of March 27, 2014, a foreign corporation which is controlled by the Company’s Chief Executive Officer paid operating expenses on behalf of the Company totaling $515,600. On March 27, 2014, this amount was converted into a convertible note payable. The note is non-interest bearing and due on demand. The note can be converted into the Company’s common stock at a conversion price of the lesser of $0.10 per share or 50% of the average trading price of the Company’s common stock on the OTCQB Markets for the five days preceding the date of conversion. The Company recorded a debt discount of $515,600 for the fair value of derivative liability. As of May 31, 2014, the Company amortized $515,600 of debt discount (See Note 4). For the three months ended August 31, 2014, the Company recorded an imputed interest of $7,856 as an in-kind contribution of interest.

As of March 27, 2014, a foreign corporation which is controlled by the Company’s Chief Executive Officer paid operating expenses on behalf of the Company totaling $231,000 Canadian Dollars. On March 27, 2014, this amount was converted into a note payable for $207,232 using the conversion rate from CAD to USD on the date of the note. The note bears interest at a rate of 5% per annum and is due on July 1, 2014. On July 1, 2014, the note holder extended the maturity date to October 1, 2014. As of August 31, 2014, the fair value of note payable was $212,797 which includes $5,565 of gain on foreign exchange rate. The Company accrued interest of $4,589 (See Note 5).

IL2M INTERNATIONAL CORP

(F/K/A DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AUGUST 31, 2014
(UNAUDITED)

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

For the period from October 17, 2013 (inception) to May 31, 2014, a foreign corporation (the “Foreign Corporation”) which is a Company controlled by the Company’s Chief Executive Officer paid operating expenses totaling $2,000 on behalf of the Company. The amount is treated as loan payable - related party, which is non-interest bearing and due on demand (See Note 6). The loan payable - related party balance was $2,000 as of August 31, 2014.

For the period from October 17, 2013 (inception) to May 31, 2014, the Officer of the Company paid operating expenses totaling $24,544 on behalf of the Company. The amount is treated as loan payable - related party, which is non-interest bearing and due on demand (See Note 6). As of August 31, 2014, the amount was repaid in full.

For the three months ended August 31, 2014, the Officer of the Company contributed services having a fair value of $124,658 (See Note 9(C)).

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

As reflected in the accompanying financial statements, the Company has minimal operations, has negative working capital of $2,913,274 and stockholders’ deficit of $2,857,010 and used cash in operations of $253,919 for the three months ended August 31, 2014. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 13	SUBSEQUENT EVENTS

(A) Consulting Agreements

On September 18, 2014, the Company entered into a consulting agreement with an unrelated party to assist the Company in implementing strategic goals for social media and enterprise platform in the Asian marketplace and identify revenue-generating opportunities. The Company shall issue 250,000 shares of the Company’s common stock. The shares are fully vested upon the signing of the agreements. The Company shall also pay 20% of commission on the total revenue generated as outlined in the agreement.

On September 18, 2014, the Company entered into a consulting agreement with an unrelated party to assist the Company in obtaining funding sources in the Asian marketplace. The Company shall pay the consultant a cash fee of 5% of the gross funding applicable at each funding installment.

(B) Advisory Member Agreements

Effective October 1, 2014, the Board of Directors and the Advisory Board Members agreed to amend the Advisory Board Agreements to provide for: (i) a reduction in hours of monthly service from ten to six; (ii) remove monthly compensation of $2,500; (iii) increase issuance of shares of common stock from 100,000 to 250,000 shares of the Company’s common stock; and (iv) provide for a 2% commission regarding executed sponsorship or advertising agreement. Upon signing of the agreement, the Company shall issue the additional 150,000 shares to each advisory member.

(C) Stock Issued for Services

Effective October 1, 2014, our Board of Directors authorized the issuance of 15,000,000 shares of the Company’s common stock to the Company’s President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and sole member of the Board of Directors at fair value.

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

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company", or "il2m International Corp." refers to il2m International Corp.

3(a) (10) SETTLEMENT AGREEMENT

On June 13, 2014, our Board of Directors authorized the execution of that certain settlement agreement and stipulation dated June 13, 2014 (the "Settlement Agreement") with IBC Funds LLC, a Nevada limited liability company ("IBC Funds"). We had certain payables outstanding due and owing to creditors aggregating $108,535 as follows: (i) $19,030 owed to Berman & Company P.A.; (ii) $14,505 owed to Liggett, Vogt & Webb P.A.; (iii) $65,000 owed to No Sleep Til Productions; and (iv) $10,000 owed to Epoch Financial Group Inc. (collectively, the "Payables"). IBC Funds purchased the Payables from their respective holders and subsequently filed a claim against us in the Circuit Court of the Twelfth Judicial Circuit in and for Manatee County, Florida, Case No. 2014 CA 2928 (the "Claim") for the payment of the Payables. Thus, we desired to resolve and settle the Payables and entered into the Settlement Agreement with IBC Funds. On June 13, 2014, the court order granted an approval of Settlement Agreement and stipulation. According to the Settlement Agreement, we shall issue and deliver shares of our common stock to IBC Funds in one or more tranches subject to adjustment and ownership limitations to satisfy the settlement amount. The shares should be valued at 45% discount to market based on the market price during the valuation period. We recorded a loss on debt extinguishment of $110,903.

Subsequent to June 13, 2014, IBC Funds delivered a conversion notice to us (the "Conversion Notice") proposing a full conversion of the Settlement Agreement into 3,601,810 shares of common stock. The shares of common stock will be exempt from registration under the Securities Act of 1933, as amended, in reliance upon Section 3(a)(10). The Board of Directors determined it was in our best interests and our shareholders to enter into the Settlement Agreement and resulting 3(a)(10) issuance of shares in order to ensure the successful launch of its two websites within the next month and accelerate the possibility of generation of revenue from multiple sources.

As of August 31, 2014, IBC Funds fully converted the settlement amount into 3,601,810 shares of common stock.

CURRENT OPERATIONS

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

RESULTS OF OPERATIONS

The Share Exchange Agreement results in the treatment of the Company and its wholly-owned subsidiary as entities under common control, which reflects il2m Inc. and il2m International Corp., our wholly-owned subsidiary for the three months ended August 31, 2014. The prior operations for accounting purposes is deemed to be those of the accounting acquirer, which differs from the legal acquirer.

The following table presents the statement of operations for the three months ended August 31, 2014.

For Three Months Ended August 31, 2014
Revenues	$-
Total Operating Expenses	448,184
Total Other Income (Expense)	10,536,078
Net Income	$10,087,894
Net income per share - basic and diluted	$0.06

For the Three Months Ended August 31, 2014

Total Revenues. For the three months ended August 31, 2014, we did not generate any revenue.

Operating Expenses. During the three months ended August 31, 2014, we incurred operating expenses in the amount of $448,184 as follows: (i) consulting expense of $79,370; (ii) depreciation of $4,802; (iii) stock based compensation for services of $72,000; (iv) advertising expense of $6,442; (iv) in kind contribution of services of $124,657; (v) rent expense of $37,281; (vi) payroll of $63,167; (vii) professional expense of $17,005; (viii) consulting expense- related party of $45,000; and (ix) general and administrative of $10,616. Operating expenses substantially increased due to the increases in consulting expense, stock based compensation, in kind contribution of services and general and administrative based on the increased scope and scale of our business operations, including the commencement of construction on our commercial radio station and the engagement of consultants.

Other Income (Expenses).  Other income for the three months ended August 31, 2014 were $10,536,078. Other income consisted of: (i) change in fair value of embedded derivative liability of $11,003,160; and (ii) foreign currency transaction gain of $1,185 which was offset by other expenses of (a) $207,252 in derivative expense - convertible notes payable; (b) $110,903 in loss on debt extinguishment; (c) $12,098 in amortization of debt issue costs; (d) $115,153 in amortization of debt discount and original issue discount; and (e) $22,861 in interest expense.

Net Income. Therefore, our net income for the three months ended August 31, 2014 was $10,087,894 or per share of $0.06. Net income was the result of the change in fair value of embedded derivative liability of $11,003,160.

The weighted average number of shares outstanding during the three months ended August 31, 2014 was 182,452,052.

Capital Resources and Liquidity

As of August 31, 2014, our current assets were $77,080 and our current liabilities were $2,990,354, which resulted in a working capital deficit of $2,913,274.

As of August 31, 2014, our current assets were comprised of $77,080 in cash. As of August 31, 2014, our total assets were $170,306 comprised of: (i) current assets of $77,080; (ii) $14,535 in security deposit; (iii) $1,533 in prepaid rent; (iv) $35,394 in debt issue cost, net; and (v) $41,764 of property and equipment, net.

As of August 31, 2014, our current liabilities were comprised of: (i) $59,509 in accounts payable and accrued expenses; (ii) $4,589 in accrued interest - related party; (iii) $408 in deferred rent; (iv) $212,797 in note payable - related party; (v) $2,000 in loan payable - related party; (vi) $239,351 in convertible notes payable, net of debt discount of $297,400 and original issue discount of $8,500; (vii) $740,600 in convertible notes payable - related party; and (viii) $1,731,100 in derivative liability. As of August 31, 2014, our total liabilities were $3,027,316 comprised of: (i) current liabilities of $2,990,354; and (ii) deferred rent of $36,962. The increase in total liabilities was primarily due to the recording of the derivative liability of $1,731,100 and the convertible notes payable, net of debt discount and original issue discount of $239,351.

Stockholders’ deficit was ($2,857,010) as of August 31, 2014.

Cash Flows from Operating Activities. We have not generated positive cash flows from operating activities due to a lack of a source of revenues. For the three month period ended August 31, 2014, net cash flows used in operating activities was $253,919. Net cash flows used in operating activities consisted primarily of net income of $10,087,894, which was adjusted by: (i) $4,802 in depreciation expense; (ii) $132,370 in stock issued for services; (iii) $124,658 in in-kind contribution of services; (iv) $12,915 in in-kind contribution of interest; (v) $12,098 in amortization of debt issue costs; (vi) $113,653 in amortization of debt discount; (vii) $1,500 in amortization of original issue discount; (viii) $207,252 in derivative expense; and (ix) $110,903 in loss on debt extinguishment, which was offset by ($11,003,160) in change in fair value of derivative liability.

Net cash flows used in operating activities was further changed by an increase in other assets of $13,302, an increase in accrued interest - related party of $2,744, a decrease of $2,625 in deferred rent payable and an increase of $72,225 in accounts payable and accrued expenses.

Cash Flows from Investing Activities. For the three months ended August 31, 2014, net cash flows used in investing activities was $-0-.

Cash Flows from Financing Activities. We have financed our operations primarily from debt or the issuance of equity instruments. For the three months ended August 31, 2014, net cash flows provided from financing activities was $330,456 consisting of $355,000 in proceeds from convertible note payable, which was offset by $24,544 in repayments of loan payable - related party.

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

Material Commitments

Convertible Notes

On January 9, 2014, we issued a convertible promissory note in the amount of $22,500. The note is non-interest bearing and due on demand. The note can be converted into shares of our common stock at a conversion price to $0.0001 per share. The price per share was subsequently adjusted to $0.001 per share to reflect the 1 for 10 reverse common stock split effectuated on January 9, 2014. We recorded a debt discount of $22,500 for the fair value of derivative liability. As of May 31, 2014, we amortized $22,500 of debt discount. For the three months ended August 31, 2014, we recorded an imputed interest of $347 as an in-kind contribution of interest.

On May 2, 2014, we issued a convertible promissory note in the amount of $37,500. The note bears interest at a rate of 8% per annum and is due on February 7, 2015. The note can be converted into shares of our common stock at a conversion price of fifty-eight percent (58%) of the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion. We received $37,500 less $2,500 of debt issuance costs pursuant to the terms of this convertible note. We recorded a debt discount of $37,500 for the fair value of derivative liability. As of August 31, 2014, we amortized $16,148 of debt discount, $1,077 of debt issuance cost and accrued interest of $998.

On June 6, 2014, we issued a convertible promissory note in the amount of $62,750. The note bears interest at a rate of 8% per annum and is due on March 6, 2015. The note can be converted into shares of our common stock at a conversion price of fifty-five percent (55%) of the market price, which is the average of the lowest two (2) trading prices for the common stock during the twenty-five (25) trading day period prior to the conversion. We received $62,750 less $2,750 of debt issuance costs pursuant to the terms of this convertible note. We recorded a debt discount of $62,750 for the fair value of derivative liability. As of August 31, 2014, we amortized $19,767 of debt discount, $2,441 of debt issuance costs and accrued interest of $1,174. In connection with this funding, we paid additional debt issue costs of $5,000 of which $1,575 was amortized as of August 31, 2014.

On June 19, 2014, we issued a convertible promissory note in the amount of $100,000. The note bears interest at a rate of 12% per annum and is due on December 19, 2014. The note can be converted into shares of our common stock at a conversion price of fifty percent (50%) of the market price, which is the average of the lowest three (3) trading prices for the common stock during the twenty (20) trading day period prior to the conversion. We received $100,000 pursuant to the terms of this convertible note. We recorded a debt discount of $100,000 for the fair value of derivative liability. As of August 31, 2014, we amortized $39,891 of debt discount and accrued interest of $2,379. In connection with this funding, we paid debt issue costs of $10,000 of which $3,989 was amortized as of August 31, 2014.

On June 24, 2014, we issued a convertible promissory note in the amount of $37,500. The note bears interest at a rate of 8% per annum and is due on March 26, 2015. The note can be converted into shares of our common stock at a conversion price of fifty-eight percent (58%) of the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion. We received $37,500 less $2,500 of debt issuance costs pursuant to the terms of this convertible note. We recorded a debt discount of $24,020 for the fair value of derivative liability. As of August 31, 2014, we amortized $5,940 of debt discount, $618 of debt issuance costs and accrued interest of $552.

On June 30, 2014, we issued a convertible promissory note in the amount of $85,000. The note is non-interest bearing and due on demand. The convertible note can be converted into shares of our common stock at a conversion price of the lesser of $0.10 per share or 50% of the average trading price of our common stock on the OTCQB Markets for the five days preceding the date of conversion. We recorded a debt discount of $85,000 for the fair value of derivative liability. As of August 31, 2014, we amortized $85,000 of debt discount. For the three months ended August 31, 2014, we recorded an imputed interest of $1,277 as an in-kind contribution of interest.

On August 4, 2014, we issued a convertible promissory note in the amount of $100,000. The note bears interest at a rate of 5% per annum and is due on January 31, 2015. The note can be converted into shares of our common stock at a conversion price of fifty percent (50%) of the market price, which is the lowest trading price for the common stock during the twenty (20) trading day period prior to the conversion. We received $100,000 less and original issue discount of $10,000 and less $5,000 of debt issuance costs pursuant to the terms of this convertible note. We recorded a debt discount of $90,000 for the fair value of derivative liability. As of August 31, 2014, we amortized $1,500 of original issue discount, $13,500 of debt discount, $750 of debt issuance costs and accrued interest of $1,332.

Securities Purchase Agreement

On June 26, 2014, we entered into a Securities Purchase Agreement with an unrelated party under which we agreed to issue two 8% convertible redeemable notes in the principal amount of $60,000 each for an aggregate principal amount of $120,000 in exchange for (i) $60,000 in cash for the front end note; and (ii) for the back end note, a $60,000 promissory note issued by the note holder to us which is due on June 26, 2015, bears interest at the rate of 8% per annum and is secured by a pledge of the front end note. The two convertible redeemable notes are due and payable on June 26, 2015. The note can be converted into shares of our common stock at a conversion price of fifty-four percent (54%) of the market price, which is the lowest trading price for the common stock during the fifteen (15) trading day period prior to the conversion. We received $60,000 less $3,000 of debt issuance costs pursuant to the terms of this convertible note. We recorded a debt discount of $60,000 for the fair value of derivative liability. As of August 31, 2014, we amortized $10,849 of debt discount, $542 of debt issuance costs and accrued interest of $856. In connection with this funding, we paid additional debt issue costs of $6,000 of which $1,085 was amortized as of August 31, 2014. As a result of the terms of the agreement, there are no assurances we will receive the additional $60,000 proceeds from the back end note. The back end note can be converted after the full cash payment of additional funding in the amount $60,000 by the note holder simultaneously with the issuance of the $60,000 promissory note by us.

On August 14, 2014, we entered into a Securities Purchase Agreement with an unrelated party under which we agreed to issue two 8% convertible redeemable notes in the principal amount of $40,000 each for an aggregate principal amount of $80,000 in exchange for (i) $40,000 in cash for the front end note; and (ii) for the back end note, a $40,000 promissory note issued by the note holder to us which is due on August 14, 2015, bears interest at the rate of 8% per annum and is secured by a pledge of the front end note. The two convertible redeemable notes are due and payable on August 14, 2015. The note can be converted into shares of our common stock at a conversion price of fifty percent (50%) of the market price, which is the average of the three (3) lowest trading price for the common stock during the twenty (20) trading day period prior to the conversion. We received $40,000 less $6,000 of debt issuance costs pursuant to the terms of this convertible note. We recorded a debt discount of $30,652 for the fair value of derivative liability. As of August 31, 2014, we amortized $1,428 of debt discount, $279 of debt issuance costs and accrued interest of $149. As a result of the terms of the agreement, there are no assurances we will receive the additional $60,000 proceeds from the back end note. The back end note can be converted after the full cash payment of additional funding in the amount $40,000 by the note holder simultaneously with the issuance of the $40,000 promissory note by us.

Convertible Notes - Related Party

On March 14, 2014, we issued a convertible promissory note in the amount of $225,000 to a foreign corporation which is controlled by our Chief Executive Officer. The note is non-interest bearing and due on June 14, 2014. The note was amended to extend the maturity date to September 14, 2014 . The note can be converted into shares of our common stock at a conversion price of $0.25 per share. We recorded a debt discount of $99,000 for the fair value of beneficial conversion feature. As of May 31, 2014, we amortized $99,000 of debt discount. For the three months ended August 31, 2014, we recorded an imputed interest of $3,435 as an in-kind contribution of interest. The convertible promissory note is currently in default.

Note Payable - Related Party

As of March 27, 2014, a foreign corporation which is controlled by our Chief Executive Officer paid operating expenses on our behalf totaling $515,600. On March 27, 2014, this amount was converted into a convertible note payable. The note is non-interest bearing and due on demand. The note can be converted into shares of our common stock at a conversion price of the lesser of $0.10 per share or 50% of the average trading price of our common stock on the OTCQB Markets for the five days preceding the date of conversion. We recorded a debt discount of $515,600 for the fair value of derivative liability. As of May 31, 2014, we amortized $515,600 of debt discount. For the three months ended August 31, 2014, we recorded an imputed interest of $7,856 as an in-kind contribution of interest.

As of March 27, 2014, a foreign corporation which is controlled by our Chief Executive Officer paid operating expenses on our behalf totaling $231,000 Canadian Dollars. On March 27, 2014, this amount was converted into a note payable for $207,232 using the conversion rate from CAD to USD on the date of the note. The note bears interest at a rate of 5% per annum and is due on July 1, 2014. On July 1, 2014, the note holder extended the maturity date to October 1, 2014. As of August 31, 2014, the fair value of note payable was $212,797 which includes $5,565 of gain on foreign exchange rate. We accrued interest of $4,589.

Loan Payable - Related Party

For the period from October 17, 2013 (inception) to May 31, 2014, a foreign corporation which is controlled by our Chief Executive Officer paid operating expenses totaling $2,000 on our behalf. The amount is treated as loan payable - related party, which is non-interest bearing and due on demand. The loan payable - related party balance was $2,000 as of August 31, 2014.

For the period from October 17, 2013 (inception) to May 31, 2014, our Chief Executive Officer paid operating expenses totaling $24,544 on behalf of the Company. The amount is treated as loan payable - related party, which is non-interest bearing and due on demand. As of August 31, 2014, the amount was repaid in full.

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

The fair value of the conversion feature is summarized as follows:

Derivative Liability as of October 17, 2013 (inception)	$-
Fair value at the commitment date for convertible instruments	40,824,258
Change in fair value of embedded derivative liability	487,755
Adjustment of derivative liability through gain on extinguishment	(20,423,321)
Reclassification to additional paid in capital for financial instruments that ceased to be a derivative liability	(8,752,500)
Derivative Liability as of May 31, 2014	12,136,192

Fair value at the commitment date for convertible instruments	695,577
Reclassification to additional paid in capital for financial instruments that ceased to be a derivative liability	(97,509)
Change in fair value of embedded derivative liability	(11,003,160)
Derivative Liability as of August 31, 2014	$1,731,100

We recorded a derivative expense of $207,252 for the three months ended August 31, 2014.

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

Going Concern

The independent auditors' report accompanying our May 31, 2014 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements for the three months ended August 31, 2014 reference in Note 12 our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. We have suffered recurring losses from operations, have a working capital deficit and are currently in default of the payment terms of certain note agreements. These factors raise substantial doubt about our ability to continue as a going concern.

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

Management’s report on internal control over financial reporting. Our chief executive officer and our chief financial officer are responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
●

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Based on our assessment, our chief executive officer and our chief financial officer believe that, as of August 31, 2014, our internal control over financial reporting is not effective based on those criteria, due to the following:

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

There were no significant changes in our internal control over financial reporting during the second quarter ended August 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AUDIT COMMITTEE

Our board of directors has not established an audit committee. The respective role of an audit committee has been conducted by our board of directors. We intend to establish an audit committee during the fiscal year 2015. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our board of directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

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

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Advisory Board Agreements

Our Board of Directors previously appointed certain members to our Advisory Board (collectively, the "Advisory Board Members") in accordance with the terms and provisions of those certain advisory board agreements dated from March 1, 2014 through June 8, 2014 (collectively, the "Advisory Board Agreements"). Effective October 1, 2014, our Board of Directors and the Advisory Board Members agreed to amend the Advisory Board Agreements to provide for: (i) a reduction in hours of monthly service from ten to six; (ii) remove monthly compensation of $2,500; (iii) increase issuance of shares of common stock from 100,000 to 250,000 shares; and (iv) provide for a 2% commission regarding executed sponsorship or advertising agreement (collectively, the “Amended Advisory Board Agreements”). For the three months ended August 31, 2014, we issued 200,000 shares of our common stock with a fair value of $58,000. Therefore, in accordance with the terms and provisions of the Amended Advisory Board Agreements, we issued to each Advisory Board Member the additional 150,000 shares of our restricted common stock at fair value. The shares were issued in a private transaction to five United States residents in reliance on Section 4(2) of the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The Advisory Board Members acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

Consultant/Employment Agreements

On June 1, 2014, we entered into three certain consultant agreements and four certain employment agreement (collectively, the “Agreements”), pursuant to which our Board of Directors authorized the issuance of an aggregate 2,650,000 shares of our restricted common stock effective October 1, 2014 with a fair value of $74,370. The shares were issued in a private transaction to five United States residents and two non-U.S. residents in reliance on Section 4(2) and Regulation S, respectively, promulgated under the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The consultants/employees acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

Services Rendered by Chief Executive Officer

Effective October 1, 2014, our Board of Directors authorized the issuance of 15,000,000 shares of our restricted common stock at fair value to Sarkis Tsaoussian, our President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and sole member of the Board of Directors (“Tsaoussian”) at fair value. Tsaoussian had incurred substantial time in providing services to us from approximately September 2013 through August 2014, which have advanced us and our business operations including, but not limited to: (i) establishing us and obtaining our trading symbol and platform on OTC Markets; (ii) dedication and devotion to our continued operation, maintenance and growth; (iii) establishing and maintaining public and investor relations; (iv) establishing procedures to ensure compliance with accounting standards, rules and regulations relating to a public company; (v) preparation and filing of associated quarterly and annual reports and coordination of edgar filings; and (vi) negotiating and managing all consultants and personnel required for our operations. The shares were issued in a private transaction to one non United States resident in reliance on Regulation S promulgated under the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

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

Date: October 15, 2014

Il2m International Corp.
/s/ Sarkis Tsaoussian
Name: Sarkis Tsaoussian Chief Executive Officer/President, Chief Financial Officer/Treasurer

