Form 10-Q
period 2014-11-30
il2m INTERNATIONAL CORP.
filed 2015-02-05
CIK 1520512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

or

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

(702) 726-0381

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

As of January 29, 2015, there were 211,718,946 shares of common stock, par value $0.0001 per share, outstanding.

il2m INTERNATIONAL CORP.

formerly known as Dynamic Nutra Enterprises Holdings Inc.

QUARTERLY REPORT ON FORM 10-Q

November 30, 2014

IL2M INTERNATIONAL CORP

(F/K/A DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.)

 (A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF NOVEMBER 30, 2014

PAGE	F-2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED NOVEMBER 30, 2014 (UNAUDITED)

PAGE	F-3	CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE PERIOD FROM OCTOBER 17, 2013 (INCEPTION) TO NOVEMBER 30, 2014 (UNAUDITED)

PAGE	F-4	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2014 (UNAUDITED)

PAGES	F-5	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

IL2M INTERNATIONAL CORP.
(f/k/a Dynamic Nutra Enterprise Holdings, Inc.)

CONSOLIDATED BALANCE SHEET

Assets:	November 30,	May 31,
Current assets	2014	2014
Cash	$198	$834
Total current assets	$198	$834
Fixed Assets-Net	$36,962	$46,566
Other Assets	34,854	31,612
Total Assets	$72,014	$79,012
Liabilities:
Current Liabilities:
Accounts payable and accrued expenses	$176,803	$240,269
Accrued Interest-Related Party	$4,589	$1,845
Deferred Rent	1,606	1,606
Note Payable-Related Party	212,797	213,088
Loan Payable-Related Party	4,379	26,544
Convertible Notes Payable-net of discount	434,501	101,370
Convertible notes payable-related party	732,599	740,600
Derivative Liability	2,033,100	12,136,192
Total current liabilities	3,600,374	13,461,514

Deferred Rent	35,764	38,389

Total Long Term Liabilities	-	38,389

Total liabilities	3,636,138	13,499,903

STOCKHOLDERS' DEFICIT
Preferred Stock,$0.0001 par 10,000,000 authorized 0 issued	-	-
Common stock; 500,000,000 shares authorized at $0.001 par value; 207,431,937 and 180,511,500 shares issued and outstanding, respectively	20,743	18,051

Unearned Stock for Services	(9,375)	-
Additional paid-in capital	4,735,191	4,064,896
Accumulated Deficit	(8,310,683)	(17,503,838)
Total Stockholders' Deficit	(3,564,124)	(13,420,891)

Total Liabilities and Stockholders' Deficit	$72,014	$79,012

The accompanying notes are an integral part of these financial statements.

IL2M INTERNATIONAL CORP

(f/k/a Dynamic Nutra Enterprises Holdings, Inc.)
CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,
	2014	2013	2014
Revenues	$-	$-	$-
Cost of Services	-	-	-

Gross Margin	-	-	-

Operating Expenses:
Consulting Expense-Related Party	22,000	-	67,000

General and Administrative Expenses	358,981	-	762,165

Total Operating Expenses	380,981	-	829,165

Operating Loss	(380,981)	-	(829,165)
Other Income (Expense)
Change in Fair Value of embedded derivative liability and expense	(302,000)	-	10,493,908
Loss on debt extinguishment	-	-	(110,903)
Amortization of debt issued costs	(211,758)	-	(339,009)
Foreign Currency	-	-	1,185
Interest	-	-	(22,861)
Total Other Expenses	(513,758)	-	10,022,320

Net income (Loss) before income taxes	(894,739)	-	9,193,155

Income Tax	-	-	-

Net Loss	$(894,739)	-	$9,193,155

Loss per Share, Basic & Diluted	$(0.00)	-	$0.05

Weighted Average Shares Outstanding	198,404,566	-	190,839,812

The accompanying notes are an integral part of these financial statements.

IL2M INTERNATIONAL CORP.
(f/k/a Dynamic Nutra Holdings, Inc.)
(An Exploration Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From Inception October 17, 2013 through November 30, 2014

			Additional			Services	Total
	Common Stock		Paid-in	Subscriptions Payable		Not	Retained	Stockholders'
	Issued	Amount	Capital	Issuable	Amount	Yet Earned	Deficit	Deficit
Balance at inception - October 17, 2013	-	$-	$-	-	-	-	$-	$-
Stock issued to Founders	125,000	12,500	(12,490)	-	-	-	-	10
In kind contribution of services	-	-	309,590	-	-	-	-	309,590
In Kind contribution of interest	-	-	13,899	-	-	-	-	13,899
Stock issued for services	2,500	-	2,500	-	-	-	-	2,500
Stock issued for services	2,300,000	230	814,770	-	-	-	-	815,000
Stock issued in merger	709,000	71	(6,014,623)	-	-	-	-	(6,014,552)
Stock issued for debt	52,500,000	5,250	47,250	-	-	-	-	52,500
Beneficial conversion	-	-	52,500	-	-	-	-	52,500
Beneficial conversion Related Party	-	-	99,000	-	-	-	-	99,000
Reclassification of Derivative	-	-	8,752,500	-	-	-	-	8,752,500
Net loss	-	-	-	-	-	-	(17,503,838)	(17,503,838)

Balance May 31, 2014	180,511,500	18,051	4,064,896	-	-	-	(17,503,838)	(13,420,891)
Stock issued for services	2,850,000	285	132,085	-	-	-	-	132,370
Convertible Stock converted	3,601,810	360	108,175	-	-	-	-	108,535
Reclassification of Derivative	-	-	97,509	-	-	-	-	97,509
In kind Contribution	-	-	124,658	-	-	-	-	124,658
In Kind contribution of interest	-	-	12,915	-	-	-	-	12,915
Stock issued reducing convertible debt	1,568,627	157	7,843	-	-	-	-	8,000
Stock issued for services	18,900,000	1,890	187,110	-	-	(9,375)	-	179,625

Net Income	-	-	-	-	-	-	9,193,155	9,193,155
Balance November 30, 2014	207,431,937	20,743	4,735,191	-	-	(9,375)	(8,310,683)	(3,564,124)

The accompanying notes are an integral part of these financial statements.

IL2M INTERNATIONAL CORP
(f/k/a Dynamic Nutra Enterprises Holdings, Inc.)

CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended
	November 30,	November 30,
	2014	2013
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income	$9,193,155	-
Adjustments to reconcile net loss from operations:
Depreciation	9,604	-
Stock issues for Services	311,995	-
In Kind Contributions	137,573	-
Amortization	339,009	-
Change in Fair value of Derivative and Derivative Expense	(10,493,908)	-
Loss on Debt extinguishment	110,903	-
Change in Operating Assets and Liabilities:
Increase (decrease) in accounts payable	(63,466)	-
Increase in accrued interest	2,744	-
(Decrease) in Deferred Rent	(2,625)	-
(Increase ) in other Assets	(3,242)	-

Net cash used in Operating Activities	(458,258)	-

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of Assets	-	-
Net Cash used in Investing Activities	-	-

CASH FLOW FROM FINANCING ACTIVITIES:
Repayments of Loan Payable	(24,544)	-
Proceeds from notes net of discounts	482,166	-

Net Cash provided by Financing Activities	457,622	-

Net Increase (Decrease) in Cash	(636)	-
Cash at Beginning of Period	834	-
Cash at End of Period	$198	-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest
Cash paid for franchise and income taxes	$-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt Discount Recorded on Convertible Debt Accounted for as a derivative liability	$377,423	-
Reclassification of Accounts Payable to Notes Payable	$108,535	-
Reclassification of Derivative Liability to additional paid in capital	$97,509	-
Shares issued in conversion of convertible debt	$116,535	-

The accompanying notes are an integral part of these financial statements.

IL2M INTERNATIONAL CORP

(F/K/A DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF NOVEMBER 30, 2014
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

AS OF NOVEMBER 30, 2014
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

The computation of basic and diluted loss per share at November 30, 2014 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

November 30, 2014

Convertible Debt (Exercise price - $0.001 - $0.25/share)	222,874,181
Total	222,874,181

(F) Operating Leases

The Company leases approximately 3,300 square feet of space under a 4-year lease executed on October 2, 2013. The lease commenced on February 1, 2014. The Company occupied the lease space on October 15, 2013 through January 31, 2014 free of charge. These months were included as part of the monthly straight-line rent expense calculation. The rent expense under this lease for the six months ended November 30, 2014 was $74,562.

Deferred rent payable at November 30, 2014 and May 31, 2014 was $37,370 and $39,995, respectively. Deferred rent payable is the sum of the difference between the monthly rent payment and the straight-line monthly rent expense of an operating lease that contains escalated payments in future periods.

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

AS OF NOVEMBER 30, 2014
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

The Company's financial instruments consist of accounts payable, accrued expenses, notes payable, notes payable - related party, loan payable - related party, convertible notes payable, convertible notes payable - related party and deferred rent payable. The carrying amount of the Company's financial instruments approximates their fair value as of November 30,2014 and May 31, 2014, due to the short-term nature of these instruments.

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

AS OF NOVEMBER 30, 2014
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

AS OF NOVEMBER 30, 2014
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

AS OF NOVEMBER 30, 2014
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

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

NOTE 2	PROPERTY AND EQUIPMENT

	November 30, 2014	May 31, 2014	Estimated Useful Life
Furniture and Fixtures	7,415	7,415	5 years
Leasehold Improvements	22,414	22,414	5 years
Computer Equipment	15,798	15,798	3 years
Office Equipment	5,591	5,591	3 years
	51,218	51,218
Less: Accumulated Depreciation	(14,256)	(4,652)
Property and Equipment, Net	$36,982	$46,566

Depreciation expense was $9,604 for the six months ended November 30, 2014.

IL2M INTERNATIONAL CORP

(F/K/A DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS NOVEMBER 30, 2014
(UNAUDITED)

NOTE 3	CONVERTIBLE NOTES PAYABLE

The Company has nine convertible notes equaling net of discount $426,601. The notes are convertible at between 50% and 58% of the market price of the stock. The Company has calculated a derivative liability as detailed in note 8.

NOTE 4	CONVERTIBLE NOTES PAYABLE - RELATED PARTY

On March 14, 2014, the Company issued a convertible promissory note in the amount of $225,000 to a foreign corporation which is controlled by the Company’s Chief Executive Officer. The note is non-interest bearing and due on June 14, 2014. The note was amended to extend the maturity date to December 14, 2014 . The note can be converted into shares of Common Stock of the Company at a conversion price of $0.25 per share. The convertible promissory note is currently in default.

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

AS OF NOVEMBER 30, 2014
(UNAUDITED)

NOTE 5	NOTE PAYABLE - RELATED PARTY

As of March 27, 2014, a foreign corporation which is controlled by the Company’s Chief Executive Officer paid operating expenses on behalf of the Company totaling $231,000 Canadian Dollars. On March 27, 2014, this amount was converted into a note payable for $207,232 using the conversion rate from CAD to USD on the date of the note. The note bears interest at a rate of 5% per annum and is due on July 1, 2014. On July 1, 2014, the note holder extended the maturity date to January 1, 2015. As of November 30, 2014, the fair value of note payable was $212,797 which includes $5,565 of gain on foreign exchange rate. The Company accrued interest of $4,589 (See Note 11).

NOTE 6	LOAN PAYABLE - RELATED PARTY

For the period from October 17, 2013 (inception) to May 31, 2014, a foreign corporation which is controlled by the Company’s Chief Executive Officer paid operating expenses totaling $2,000 on behalf of the Company. The amount is treated as loan payable - related party, which is non-interest bearing and due on demand (see Note 11). The loan payable - related party balance was $2,000 as of August 31, 2014. From September 1, 2014 to November 30, 2014 an additional $2,379 was incurred. At November 30, 2014 $4,379 was owed.

For the period from October 17, 2013 (inception) to May 31, 2014, the Officer of the Company paid operating expenses totaling $24,544 on behalf of the Company. The amount is treated as loan payable - related party, which is non-interest bearing and due on demand (see Note 11). As of November 30, 2014, the amount was repaid in full.

NOTE 7	DEBT DISCOUNT

As of November 30, 2014, the Company recorded debt discounts totaling $1,228,181.

The Company amortized $817,128 for the period from October 17, 2013 (inception) to May 31, 2014.

The Company amortized $113,653 during the three months ended August 31, 2014, and then amortized $186,650 to November 30, 2014.

	August 31, 2014	May 31, 2014

Debt discount	$1,228,181	$850,758
Accumulated amortization of debt discount	(1,117,431)	(817,128)
Debt discount – Net	$110,750	$33,630

NOTE 8	DERIVATIVE LIABILITIES

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

IL2M INTERNATIONAL CORP

(F/K/A DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF NOVEMBER 30, 2014,
(UNAUDITED)

The fair value of the conversion feature is summarized as follows:

Derivative Liability as of October 17, 2013 (inception)	$-
Fair value at the commitment date for convertible instruments	40,824,258
Change in fair value of embedded derivative liability	487,755
Adjustment of derivative liability through gain on extinguishment	(20,423,321)
Reclassification to additional paid in capital for financial instruments that ceased to be a derivative liability	(8,752,500)
Derivative Liability as of May 31, 2014	12,136,192

Fair value at the commitment date for convertible instruments	695,577
Reclassification to additional paid in capital for financial instruments that ceased to be a derivative liability	(97,509)
Change in fair value of embedded derivative liability	(10,701,160)
Derivative Liability as of November 30, 2014	$2,033,100

The Company recorded a derivative expense of $509,252 for the six months ended November 30, 2014.

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of November 30, 2014:

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

(B) Common Stock Issued for Cash and Services

During the three months ended November 30, 2014 the Company issued 18,900,000 shares for services equaling $179,625 of which $9,375 is yet to be earned. The Compay also issued 1,568,627 shares for a reduction of convertible debt of $8,000.

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

AS OF NOVEMBER 30, 2014
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

Deferred rent payable at November 30, 2014 was $37,370. Deferred rent payable is the sum of the difference between the monthly rent payment and the straight-line monthly rent expense of an operating lease that contains escalated payments in future periods.

IL2M INTERNATIONAL CORP

(F/K/A DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF NOVEMBER 30, 2014
(UNAUDITED)

Future minimum lease commitments are as follows:

Year	Amount
2014	$13,302
2015	150,313
2016	154,821
2017	174,002
2018	14,535
$506,973

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

On March 14, 2014, the Company issued a convertible promissory note in the amount of $225,000 to a foreign corporation which is controlled by the Company’s Chief Executive Officer. The note is non-interest bearing and due on June 14, 2014. The note was amended to extend the maturity date to September 14, 2014. The note can be converted into shares of Common Stock of the Company at a conversion price of $0.25 per share. The Company recorded a debt discount of $99,000 for the fair value of beneficial conversion feature. As of May 31, 2014, the Company amortized $99,000 of debt discount (See Note 4). For the six months ended November 30, 2014, the Company recorded an imputed interest of $3,435 as an in-kind contribution of interest.

As of March 27, 2014, a foreign corporation which is controlled by the Company’s Chief Executive Officer paid operating expenses on behalf of the Company totaling $515,600. On March 27, 2014, this amount was converted into a convertible note payable. The note is non-interest bearing and due on demand. The note can be converted into the Company’s common stock at a conversion price of the lesser of $0.10 per share or 50% of the average trading price of the Company’s common stock on the OTCQB Markets for the five days preceding the date of conversion. The Company recorded a debt discount of $515,600 for the fair value of derivative liability. As of May 31, 2014, the Company amortized $515,600 of debt discount (See Note 4). For the six months ended November 30, 2014, the Company recorded an imputed interest of $7,856 as an in-kind contribution of interest.

As of March 27, 2014, a foreign corporation which is controlled by the Company’s Chief Executive Officer paid operating expenses on behalf of the Company totaling $231,000 Canadian Dollars. On March 27, 2014, this amount was converted into a note payable for $207,232 using the conversion rate from CAD to USD on the date of the note. The note bears interest at a rate of 5% per annum and is due on July 1, 2014. On July 1, 2014, the note holder extended the maturity date to October 1, 2014. As of November 30, 2014, the fair value of note payable was $212,797 which includes $5,565 of gain on foreign exchange rate. The Company accrued interest of $4,589 (See Note 5).

IL2M INTERNATIONAL CORP

(F/K/A DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF November 30, 2014
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

For the period from October 17, 2013 (inception) to May 31, 2014, a foreign corporation (the “Foreign Corporation”) which is a Company controlled by the Company’s Chief Executive Officer paid operating expenses totaling $2,000 on behalf of the Company. The amount is treated as loan payable - related party, which is non-interest bearing and due on demand (See Note 6). The loan payable - related party balance was $2,000 as of August 31, 2014. From September to November 30 anothr$2,379 was incurred.

For the period from October 17, 2013 (inception) to May 31, 2014, the Officer of the Company paid operating expenses totaling $24,544 on behalf of the Company. The amount is treated as loan payable - related party, which is non-interest bearing and due on demand (See Note 6). As of August 31, 2014, the amount was repaid in full.

For the six months ended November 30, 2014, the Officer of the Company contributed services having a fair value of $124,658 (See Note 9(C)).

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

As reflected in the accompanying financial statements, the Company has minimal operations, has negative working capital a stockholders’ deficit and no revenue. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 13	SUBSEQUENT EVENTS

Management has evaluated it subsequent events and has determined that 1 existed described below:

1.	In January 2015 the Company entered into a stock agreement providing for debts of $130,604 to be paid in return for stock.

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

3(a) (10) SETTLEMENT AGREEMENTS

2010 Settlement Agreement

On January 13, 2015, our Board of Directors authorized the execution of that certain settlement agreement and stipulation dated January 13, 2015 (the "Settlement Agreement") with IBC Funds LLC, a Nevada limited liability company ("IBC Funds").

We had certain payables outstanding due and owing to creditors aggregating $125,284.00 (collectively, the "Payables"). IBC Funds purchased the Payables from their respective holders and subsequently filed a claim against us in the Circuit Court of the Twelfth Judicial Circuit in and for Manatee County, Florida (the "Circuit Court"), Case No. 2015 CA 000208 NC (the "Claim"), for the payment of the Payables. Thus, we and IBC Funds desired to resolve and settle the Payables and entered into the Settlement Agreement. In accordance with the terms and provisions of the Settlement Agreement, we and IBC Funds agreed to submit the Settlement Agreement to the Circuit Court for a hearing on fairness of such terms and conditions and the issuance of settlement shares exempt from registration. In settlement of the Claims, we shall initially issue and deliver to IBC Funds in one or more traunches shares of our common stock sufficient to satisfy the compromised amount at a 45% discount to market based on the market price during the valuation period and further issue to IBC Funds 2,500,000 free-trading shares as a settlement fee (collectively, the "Settlement Shares").

The Circuit Court Judge, Honorable Rochelle T. Curley, issued an Order dated January 14, 2015 reflecting that a hearing was held as to the fairness of the terms and conditions of the Settlement Agreement and order that the resale of the Settlement Shares by IBC Funds will be exempt from registration under the Securities Act of 1933, as amended (the "Securities "Act"), in reliance upon Section 3(a)(1) of the Securities Act.

The Board of Directors determined it was in our best interests and our shareholders to enter into the Settlement Agreement and resulting 3(a)(10) issuance of Settlement Shares in order to ensure the acceleration of generation of revenue from multiple sources.

2014 Settlement Agreement

On June 13, 2014, our Board of Directors authorized the execution of that certain settlement agreement and stipulation dated June 13, 2014 (the "Settlement Agreement") with IBC Funds LLC. We had certain payables outstanding due and owing to creditors aggregating $108,535 as follows: (i) $19,030 owed to Berman & Company P.A.; (ii) $14,505 owed to Liggett, Vogt & Webb P.A.; (iii) $65,000 owed to No Sleep Til Productions; and (iv) $10,000 owed to Epoch Financial Group Inc. (collectively, the "Payables"). IBC Funds purchased the Payables from their respective holders and subsequently filed a claim against us in the Circuit Court of the Twelfth Judicial Circuit in and for Manatee County, Florida, Case No. 2014 CA 2928 (the "Claim") for the payment of the Payables. Thus, we desired to resolve and settle the Payables and entered into the Settlement Agreement with IBC Funds. On June 13, 2014, the court order granted an approval of Settlement Agreement and stipulation. According to the Settlement Agreement, we shall issue and deliver shares of our common stock to IBC Funds in one or more tranches subject to adjustment and ownership limitations to satisfy the settlement amount. The shares should be valued at 45% discount to market based on the market price during the valuation period. We recorded a loss on debt extinguishment of $110,903.

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

The following table presents the statement of operations for the six months ended November 30, 2014.

For Six Months Ended November 30, 2014
Revenues	$-
Total Operating Expenses	829,166
Total Other Income (Expense)	10,022,320
Net Income	$9,193,155
Net income per share - basic and diluted	$0.05

For the Six Months Ended November 30, 2014

Total Revenues. For the six months ended November 30, 2014, we did not generate any revenue.

Operating Expenses. During the six months ended November 30, 2014, we incurred operating expenses in the amount of $829,165 as follows: (i) consulting expense - related party of $67,000; and (ii) general and administrative expenses of $762,165. General and administrative expenses generally consisted of: (i) professional fees of $99,875; (ii) wages of $98,853; (iii) stock for services valued at $237,625; and (iv) in-kind services valued at $124,658. Operating expenses substantially increased due to the increases in consulting expense and general and administrative based on the increased scope and scale of our business operations, including the commencement of construction on our commercial radio station and the engagement of consultants.

Other Income (Expenses).  Other income for the six months ended November 30, 2014 were $10,022,320. Other income consisted of: (i) change in fair value of embedded derivative liability and expense of $10,493,908; and (ii) foreign currency transaction gain of $1,185 which was offset by other expenses of (a) $110,903 in loss on debt extinguishment; (b) $339,009 in amortization of debt issued costs; and (c) $22,861 in interest expense.

Net Income. Therefore, our net income for the six months ended November 30, 2014 was $9,193,155 or per share of $0.05. Net income generally increased primarily due to the recording of the change in fair value of embedded derivative liability of $10,493,908.

The weighted average number of shares outstanding during the six months ended November 30, 2014 was 190,839,812.

For the Three Months Ended November 30, 2014

Total Revenues. For the three months ended November 30, 2014, we did not generate any revenue.

Operating Expenses. During the three months ended November 30, 2014, we incurred operating expenses in the amount of $380,981 as follows: (i) consulting expense - related party of $22,000; and (ii) general and administrative expenses of $358,981. General and administrative expenses consisted of: (i) rent of $39,906; (ii) professional fees of $85,691; (iii) stock for services valued at $179,625; and (iv) salaries of $35,686. Operating expenses substantially increased due to the increases in consulting expense and general and administrative based on the increased scope and scale of our business operations, including the commencement of construction on our commercial radio station and the engagement of consultants.

Other Income (Expenses).  Other expense for the three months ended November 30, 2014 were $513,758. Other expense consisted of: (i) change in fair value of embedded derivative liability and expense of ($302,000); and (ii) amortization of debt issued costs of ($211,758).

Net Income. Therefore, our net loss for the three months ended November 30, 2014 was $894,739 or per share of $0.00. Net income generally decreased primarily due to the recording of the change in fair value of embedded derivative liability of ($302,000).

The weighted average number of shares outstanding during the three months ended November 30, 2014 was 198,404,566.

Capital Resources and Liquidity

As of November 30, 2014, our current assets were $198 and our current liabilities were $3,600,374, which resulted in a working capital deficit of $3,600,176.

As of November 30, 2014, our current assets were comprised of $198 in cash. As of November 30, 2014, our total assets were $72,014 comprised of: (i) current assets of $198; (ii) $36,962 in fixed assets - net; and (iii) other assets of $34,854.

As of November 30, 2014, our current liabilities were comprised of: (i) $176,803 in accounts payable and accrued expenses; (ii) $4,589 in accrued interest - related party; (iii) $1,606 in deferred rent; (iv) $212,797 in note payable - related party; (v) $4,379 in loan payable - related party; (vi) $434,501 in convertible notes payable, net of debt discount; (vii) $732,599 in convertible notes payable - related party; and (viii) $2,033,100 in derivative liability.

As of November 30, 2014, our total liabilities were $3,636,138 comprised of: (i) current liabilities of $3,600,374; and (ii) deferred rent of $35,764. The increase in total liabilities was primarily due to the recording of the derivative liability of $2,033,100 and the convertible notes payable, net of debt discount.

Stockholders’ deficit was ($3,564,124) as of November 30, 2014.

Cash Flows from Operating Activities. We have not generated positive cash flows from operating activities due to a lack of a source of revenues. For the six month period ended November 30, 2014, net cash flows used in operating activities was $458,258. Net cash flows used in operating activities consisted primarily of net income of $9,193,155, which was adjusted by: (i) $9,604 in depreciation expense; (ii) $311,995 in stock issued for services; (iii) $137,573 in in-kind contribution of services; (iv) $339,009 in amortization; (v) ($10,493,908) in change in fair value of derivative and derivative expense; and (vi) $110,903 in loss on debt extinguishment.

Net cash flows used in operating activities was further changed by a decrease in accounts payable of ($63,466), a decrease in deferred rent of ($2,625) and an increase in accrued interest of $2,744 and an increase in other assets of $3,242.

Cash Flows from Investing Activities. For the six months ended November 30, 2014, net cash flows used in investing activities was $-0-.

Cash Flows from Financing Activities. We have financed our operations primarily from debt or the issuance of equity instruments. For the six months ended November 30, 2014, net cash flows provided from financing activities was $457,622 consisting of $482,166 in proceeds from notes net of discounts, which was offset by $24,544 in repayments of loan payable.

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

The fair value of the conversion feature is summarized as follows:

Derivative Liability as of October 17, 2013 (inception)	$-
Fair value at the commitment date for convertible instruments	40,824,258
Change in fair value of embedded derivative liability	487,755
Adjustment of derivative liability through gain on extinguishment	(20,423,321)
Reclassification to additional paid in capital for financial instruments that ceased to be a derivative liability	(8,752,500)
Derivative Liability as of May 31, 2014	12,136,192

Fair value at the commitment date for convertible instruments	695,577
Reclassification to additional paid in capital for financial instruments that ceased to be a derivative liability	(97,509)
Change in fair value of embedded derivative liability	(10,701,160)
Derivative Liability as of November 30, 2014	$2,033,100

We recorded a derivative expense of $509,252 for the six months ended November 30, 2014.

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

Based on our assessment, our chief executive officer and our chief financial officer believe that, as of November 30, 2014, our internal control over financial reporting is not effective based on those criteria, due to the following:

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

There were no significant changes in our internal control over financial reporting during the second quarter ended November 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Conversion of Convertible Note

During March and April 2014, we issued an aggregate of 24,300,000 shares of our common stock to five entities in connection with the conversion of debt in the amount of $24,300. The debt is evidenced by that certain 3% convertible promissory note dated May 17, 2013 in the principal amount of $52,500 (the "Convertible Note") issued by us to Asia Capital Markets Limited LLC ("Asia Capital"). The Convertible Note was subsequently acquired by Gatehouse Financial Limited ("Gatehouse") from Asia Capital in accordance with the terms and provisions of that certain debt purchase agreement dated November 15, 2013 between Asia Capital and Gatehouse (the "Debt Purchase Agreement") as part of a transaction involving acquisition of and change in control of the Corporation. Subsequently, in accordance with the terms and provisions of that certain assignment of convertible note dated January 20, 2014 (the "Assignment"), Gatehouse sold and assigned a portion of its right, title and interest in and to the Convertible Note to separate assignees, which assignees all paid consideration to Gatehouse for the purchase of their respective interest. We received those certain notices of conversion and the Board of Directors authorized the issuance of the aggregate 24,300,000 shares of common stock to the five separate assignees. The shares were issued in a private transaction in exchange for the acquisition by us of 100% of the total issued and outstanding shares of common stock of il2m. The shares were issued to five non-United States residents in reliance on Regulation S promulgated under the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The assignees acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

Advisory Board Agreements

Our Board of Directors previously appointed certain members to our Advisory Board (collectively, the "Advisory Board Members") in accordance with the terms and provisions of those certain advisory board agreements dated from March 1, 2014 through June 8, 2014 (collectively, the "Advisory Board Agreements"). Effective October 1, 2014, our Board of Directors and the Advisory Board Members agreed to amend the Advisory Board Agreements to provide for: (i) a reduction in hours of monthly service from ten to six; (ii) remove monthly compensation of $2,500; (iii) increase issuance of shares of common stock from 100,000 to 250,000 shares; and (iv) provide for a 2% commission regarding executed sponsorship or advertising agreement (collectively, the “Amended Advisory Board Agreements”). As of August 31, 2014, we issued 500,000 shares of our common stock with a fair value of $172,970. Therefore, in accordance with the terms and provisions of the Amended Advisory Board Agreements, we issued to each Advisory Board Member 250,000 shares of our restricted common stock at fair value. The shares were issued in a private transaction to five United States residents in reliance on Regulation D promulgated under the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The Advisory Board Members acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

Consultant/Employment Agreements

On June 1, 2014, we entered into three certain consultant agreements and four certain employment agreement (collectively, the “Agreements”), pursuant to which our Board of Directors authorized the issuance of an aggregate 2,650,000 shares of our restricted common stock effective October 1, 2014 with a fair value of $74,370. The shares were issued in a private transaction to five United States residents and two non-U.S. residents in reliance on Regulation D and Regulation S, respectively, promulgated under the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The consultants/employees acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

Services Rendered by Chief Executive Officer

Effective October 1, 2014, our Board of Directors authorized the issuance of 15,000,000 shares of our restricted common stock to Sarkis Tsaoussian, our President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and sole member of the Board of Directors (“Tsaoussian”) at fair value. Tsaoussian had incurred substantial time in providing services to us from approximately September 2013 through August 2014, which have advanced us and our business operations including, but not limited to: (i) establishing us and obtaining our trading symbol and platform on OTC Markets; (ii) dedication and devotion to our continued operation, maintenance and growth; (iii) establishing and maintaining public and investor relations; (iv) establishing procedures to ensure compliance with accounting standards, rules and regulations relating to a public company; (v) preparation and filing of associated quarterly and annual reports and coordination of edgar filings; and (vi) negotiating and managing all consultants and personnel required for our operations. The shares were issued in a private transaction to one non United States resident in reliance on Regulation S promulgated under the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements.

IBC Funds

During the six month period ended November 30, 2014, we issued an aggregate 1,568,627 shares of common stock to IBC in connection with the Settlement Agreement. The shares were issued in a private transaction to IBC in reliance on Section 3(a)(10) promulgated under the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. IBC acknowledged that the securities to be issued have not been registered under the Securities Act, that it understood the economic risk of an investment in the securities, and that it had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

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

Date: February 4, 2015

Il2m International Corp.

/s/ Sarkis Tsaoussian
Name: Sarkis Tsaoussian
Chief Executive Officer/President,
Chief Financial Officer/Treasurer

