Form 10-Q
period 2015-02-28
il2m INTERNATIONAL CORP.
filed 2015-04-21
CIK 1520512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

or

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

As of April 20, 2015, there were 1,831,757,244 shares of common stock, par value $0.0001 per share, outstanding.

il2m INTERNATIONAL CORP.

formerly known as Dynamic Nutra Enterprises Holdings Inc.

QUARTERLY REPORT ON FORM 10-Q

February 28, 2015

IL2M INTERNATIONAL CORP

(F/K/A DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.)

 (A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF FEBRUARY 28, 2015

PAGE	F-2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED FEBRUARY 28, 2015 (UNAUDITED)

PAGE	F-3	CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE PERIOD FROM OCTOBER 17, 2013 (INCEPTION) TO FEBRUARY 28, 2015 (UNAUDITED)

PAGE	F-4	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED FEBRUARY 28, 2015 (UNAUDITED)

PAGES	F-5 - F-16	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

IL2M INTERNATIONAL CORP.
(f/k/a Dynamic Nutra Enterprise Holdings, Inc.)

CONSOLIDATED BALANCE SHEET

	February 28,	May 31,
	2015	2014
Assets:
Current assets
Cash	$73	$834
Total current assets	$73	$834
Fixed Assets-Net	$32,160	$46,566
Other Assets	17,303	31,612
Total Assets	$49,536	$79,012
Liabilities:
Current Liabilities:
Accounts payable and accrued expenses	$74,662	$240,269
Accrued Interest	$28,435	$1,845
Deferred Rent	-	1,606
Note Payable-Related Party	212,797	213,088
Loan Payable-Related Party	4,379	26,544
Convertible Notes Payable-net of discount	438,475	101,370
Convertible notes payable-related party	740,600	740,600
Derivative Liability	1,059,452	12,136,192
Total current liabilities	2,558,800	13,461,514

Deferred Rent	-	38,389

Total Long Term Liabilities		38,389

Total liabilities	2,558,800	13,499,903

STOCKHOLDERS' DEFICIT
Preferred Stock,$0.0001 par 10,000,000 authorized 0 issued	-	-
Common stock; 500,000,000 shares authorized at $0.0001 par value; 365,114,744 and 180,511,500 shares issued and outstanding, respectively	36,511	18,051

Unearned Stock for Services	(6,250)	-
Additional paid-in capital	5,894,421	4,064,896
Accumulated Deficit	(8,433,946)	(17,503,838)
Total Stockholders' Deficit	(2,509,264)	(13,420,891)

Total Liabilities and Stockholders' Deficit	$49,536	$79,012

The accompanying notes are an integral part of these financial statements.

IL2M INTERNATIONAL CORP
(f/k/a Dynamic Nutra Enterprises Holdings, Inc.)

CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended		Nine months Ended
	28-Feb	28-Feb	February 28,	February 28,
	2015	2014	2015	2014
Revenues	$-	$-	$-	-
Cost of Services	-	-	-

Gross Margin	-	-	-	-

Operating Expenses:
Consulting Expense	-	375,107	67,000	527,314
			-	-
General and Administrative Expenses	517,639	292,591	1,279,804	354,652
		-
Total Operating Expenses	517,639	667,698	1,346,804	881,966

Operating Loss	(517,639)	(667,698)	(1,346,804)	(881,966)
Other Income (Expense)
Change in Fair Value of embedded derivative liability and expense	509,252	(23,246,071)	11,003,160	(23,246,071)
Loss on debt extinguishment	-	20,423,321	(110,903)	20,423,321
Amortization of debt issued costs	(91,408)	-	(430,417)
Foreign Currency	-	-	(1,185)
Interest	(21,098)	(4,516)	(43,959)	(5,104)
Total Other Expenses	396,746	-	10,416,696

Net income (Loss) before income taxes	120,093	(2,875,924)	9,069,892	(2,876,512)

Income Tax	-	-	-

Net Loss	$120,093	$(3,543,622)	$9,069,892	(3,758,478)

Loss per Share, Basic & Diluted	$0.00	$(0.02)	$0.03	$(0.03)

Weighted Average Shares Outstanding	286,273,341	146,635,674	272,813,122	139,369,963

The accompanying notes are an integral part of these financial statements.

IL2M INTERNATIONAL CORP.
(f/k/a Dynamic Nutra Holdings, Inc.)
(An Exploration Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From Inception October 17, 2013 through November 30, 2014

			Additional	Subscriptions		Services Not		Total
	Common Stock		Paid-in	Payable		Yet	Retained	Stockholders'
	Issued	Amount	Capital	Issuable	Amount	Earned	Deficit	Deficit
Balance at inception - October 17, 2013	-	$-	$-	-	-	-	$-	$-
Stock issued to Founders	125,000	12,500	(12,490)					10
In kind contribution of services			309,590					309,590
In Kind contribution of interest			13,899					13,899
Stock issued for services	2,500	-	2,500	-	-	-	-	2,500
Stock issued for services	2,300,000	230	814,770					815,000
Stock issued in merger	709,000	71	(6,014,623)					(6,014,552)
Stock issued for debt	52,500,000	5,250	47,250					52,500
Beneficial conversion	-	-	52,500.00	-	-	-		52,500
Beneficial conversion Related Party			99,000	-	-	-		99,000
Reclassification of Derivative			8,752,500					8,752,500
Net loss							(17,503,838)	(17,503,838)

Balance May 31, 2014	180,511,500	18,051	4,064,896				(17,503,838)	(13,420,891)
Stock issued for services	2,850,000	285	132,085					132,370
Convertible Stock converted	3,601,810	360	108,175					108,535
Reclassification of Derivative			1,087,515	-	-	-	-	1,087,515
In kind Contribution			124,658					124,658
In Kind contribution of interest			12,915					12,915
Stock issued reducing convertible debt	1,568,627	157	7,843					8,000
Stock issued for services	18,900,000	1,890	187,110	-	-	(6,250.00)	-	182,750.00
Stock issued reducing convertible debt	107,682,807	10,768	36,830					47,598
Stock issued for accounts payable	50,000,000	5,000	132,394					137,394
Net Income	-	-	-	-	-	-	9,069,892	9,069,892
Balance February 28, 2015	365,114,744	36,511	5,894,421	-	-	(6,250.00)	(8,433,946)	(2,509,264)

The accompanying notes are an integral part of these financial statements.

IL2M INTERNATIONAL CORP

(f/k/a Dynamic Nutra Enterprises Holdings, Inc.)

CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months
	28-Feb	28-Feb
	2015	2014
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income	$9,069,892	$(3,758,478)
Adjustments to reconcile net loss from operations:
Depreciation	14,406	1,926
Stock issues for Services	311,995	2,510
In Kind Contributions	137,573	189,467
Amortization	430,417	-
Change in Fair value of Derivative and Derivative Expense	(10,618,906)	23,294,729
Loss on Debt extinguishment	110,903	(20,423,321)
Change in Operating Assets and Liabilities:
Increase (decrease) in accounts payable	74,662	104,212
Increase in accrued interest	26,590
(Decrease) in Deferred Rent	(1,606)	42,620
(Increase ) in other Assets	(14,309)	(29,070)

Net cash used in Operating Activities	(458,383)	(575,405)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of Assets	-	(21,278)
Net Cash used in Investing Activities	-	(21,278)

CASH FLOW FROM FINANCING ACTIVITIES:
Repayments of Loan Payable	(24,544)	596,683
Proceeds from notes net of dicounts	482,166	-

Net Cash provided by Financing Activities	457,622	596,683

Net Increase (Decrease) in Cash	(761)
Cash at Beginning of Period	834
Cash at End of Period	$73

The accompanying notes are an integral part of these financial statements.

IL2M INTERNATIONAL CORP

(F/K/A DYNAMIC NUTRA ENTERPRISES HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF FEBRUARY 28, 2015
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

(B) Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of il2m Inc. and its wholly owned subsidiary, il2m International Corporation (from January 9, 2014, merger). All intercompany accounts have been eliminated upon consolidation.

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At February 28, 2015 and May 31, 2014, the Company had no cash equivalents.

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

The computation of basic and diluted loss per share at Febraury 28, 2015 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

February 28, 2015

Convertible Debt (Exercise price - $0.001 - $0.25/share)	566,789,121
Total	566,789,121

(F) Operating Leases

The Company leases approximately 3,300 square feet of space under a 4-year lease executed on October 2, 2013. The lease commenced on February 1, 2014. The Company occupied the lease space on October 15, 2013 through January 31, 2014 free of charge. These months were included as part of the monthly straight-line rent expense calculation. The rent expense under this lease for the six months ended November 30, 2014 was $111,843.

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

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

NOTE 2	PROPERTY AND EQUIPMENT

	November 30, 2014	May 31, 2014	Estimated Useful Life
Furniture and Fixtures	7,415	7,415	5 years
Leasehold Improvements	22,414	22,414	5 years
Computer Equipment	15,798	15,798	3 years
Office Equipment	5,591	5,591	3 years
	51,218	51,218
Less: Accumulated Depreciation	(19,058)	(4,652)
Property and Equipment, Net	$32,160	$46,566

Depreciation expense was $14,426 for the six months ended November 30, 2014.

NOTE 3	CONVERTIBLE NOTES PAYABLE

The Company has nine convertible notes equaling net of discount $438,475. The notes are convertible at between 50% and 58% of the market price of the stock. The Company has calculated a derivative liability as detailed in note 8.

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

As of March 27, 2014, a foreign corporation which is controlled by the Company’s Chief Executive Officer paid operating expenses on behalf of the Company totaling $231,000 Canadian Dollars. On March 27, 2014, this amount was converted into a note payable for $207,232 using the conversion rate from CAD to USD on the date of the note. The note bears interest at a rate of 5% per annum and is due on July 1, 2014. On July 1, 2014, the note holder extended the maturity date to January 1, 2015. As of February 28, 2015, the fair value of note payable was $212,797 which includes $5,565 of gain on foreign exchange rate. The Company accrued interest.

NOTE 6	LOAN PAYABLE - RELATED PARTY

For the period from October 17, 2013 (inception) to May 31, 2014, a foreign corporation which is controlled by the Company’s Chief Executive Officer paid operating expenses totaling $2,000 on behalf of the Company. The amount is treated as loan payable - related party, which is non-interest bearing and due on demand (see Note 11). The loan payable - related party balance was $2,000 as of August 31, 2014. From September 1, 2014 to February 28, 2015 an additional $2,379 was incurred. At February 28, 2015 $4,379 was owed.

For the period from October 17, 2013 (inception) to May 31, 2014, the Officer of the Company paid operating expenses totaling $24,544 on behalf of the Company. The amount is treated as loan payable - related party, which is non-interest bearing and due on demand (see Note 11). As of February 28. 2015, the amount was repaid in full.

NOTE 7	DEBT DISCOUNT

As of November 30, 2014, the Company recorded debt discounts totaling $1,228,181.

The Company amortized $817,128 for the period from October 17, 2013 (inception) to May 31, 2014.

The Company amortized $113,653 during the three months ended August 31, 2014, and then amortized $186,650 to November 30, 2014 and then $75,391 to February 28, 2015.

	August 31, 2014	May 31, 2014

Debt discount	$1,228,181	$850,758
Accumulated amortization of debt discount	(1,192,822)	(817,128)
Debt discount – Net	$35,359	$33,630

NOTE 8	DERIVATIVE LIABILITIES

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

The fair value of the conversion feature is summarized as follows:

Derivative Liability as of October 17, 2013 (inception)	$-
Fair value at the commitment date for convertible instruments	40,824,258
Change in fair value of embedded derivative liability	487,755
Adjustment of derivative liability through gain on extinguishment	(20,423,321)
Reclassification to additional paid in capital for financial instruments that ceased to be a derivative liability	(8,752,500)
Derivative Liability as of May 31, 2014	12,136,192

Fair value at the commitment date for convertible instruments	629,681
Reclassification to additional paid in capital for financial instruments that ceased to be a derivative liability	(1,087,515)
Change in fair value of embedded derivative liability	(10,618,906)
Derivative Liability as of February 28, 2015	$1,059,452

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of February 28 , 2015:

	Commitment Date	Re-measurement Date
Expected dividends:	0%	0%
Expected volatility:	147.99% - 278.79%	227.66% - 229.58%
Expected term:	0 - 1 Year	0 - 0.95 Year
Risk free interest rate:	0.02% - 0.12%	0.02% - 0.09%

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of February 28, 2015:

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

(B) Common Stock Issued for Cash and Services

During the three months ended November 30, 2014 the Company issued 18,900,000 shares for services equaling $179,625 of which $6,250 is yet to be earned. The Compay also issued 1,568,627 shares for a reduction of convertible debt of $8,000.

During the three months ended February 28, 2015 157,682,807 shares were issued 50,000,000 for accounts payable reduction of $125,284 and a financing cost of $12,110. The balance of the shares of 127,682,807 for convertible debt reduction of $47,598.

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

Future minimum lease commitments are as follows:

Year	Amount

2015	150,313
2016	154,821
2017	174,002
2018	14,535
$493,671

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

On March 14, 2014, the Company issued a convertible promissory note in the amount of $225,000 to a foreign corporation which is controlled by the Company’s Chief Executive Officer. The note is non-interest bearing and due on June 14, 2014. The note was amended to extend the maturity date to September 14, 2014. The note can be converted into shares of Common Stock of the Company at a conversion price of $0.25 per share. The Company recorded a debt discount of $99,000 for the fair value of beneficial conversion feature. As of May 31, 2014, the Company amortized $99,000 of debt discount (See Note 4). For the nine months ended February 28, 2015, the Company recorded an imputed interest of $3,435 as an in-kind contribution of interest.

As of March 27, 2014, a foreign corporation which is controlled by the Company’s Chief Executive Officer paid operating expenses on behalf of the Company totaling $515,600. On March 27, 2014, this amount was converted into a convertible note payable. The note is non-interest bearing and due on demand. The note can be converted into the Company’s common stock at a conversion price of the lesser of $0.10 per share or 50% of the average trading price of the Company’s common stock on the OTCQB Markets for the five days preceding the date of conversion. The Company recorded a debt discount of $515,600 for the fair value of derivative liability. As of May 31, 2014, the Company amortized $515,600 of debt discount (See Note 4). For the nine months ended Feuaryy 28, 2015 the Company recorded an imputed interest of $7,856 as an in-kind contribution of interest.

As of March 27, 2014, a foreign corporation which is controlled by the Company’s Chief Executive Officer paid operating expenses on behalf of the Company totaling $231,000 Canadian Dollars. On March 27, 2014, this amount was converted into a note payable for $207,232 using the conversion rate from CAD to USD on the date of the note. The note bears interest at a rate of 5% per annum and is due on July 1, 2014. On July 1, 2014, the note holder extended the maturity date to October 1, 2014. As of February 28,2015, the fair value of note payable was $212,797 which includes $5,565 of gain on foreign exchange rate. The Company accrued interest of $4,589 (See Note 5).

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

For the period from October 17, 2013 (inception) to May 31, 2014, a foreign corporation (the “Foreign Corporation”) which is a Company controlled by the Company’s Chief Executive Officer paid operating expenses totaling $2,000 on behalf of the Company. The amount is treated as loan payable - related party, which is non-interest bearing and due on demand (See Note 6). The loan payable - related party balance was $2,000 as of August 31, 2014. From September to February 28, 2015 anothr$2,379 was incurred.

For the period from October 17, 2013 (inception) to May 31, 2014, the Officer of the Company paid operating expenses totaling $24,544 on behalf of the Company. The amount is treated as loan payable - related party, which is non-interest bearing and due on demand (See Note 6). As of August 31, 2014, the amount was repaid in full.

For the nine months ended February 28, 2015, the Officer of the Company contributed services having a fair value of $124,658 (See Note 9(C)).

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

Management has evaluated it subsequent events and has determined that none existed.

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

3(a) (10) SETTLEMENT AGREEMENTS

2010 Settlement Agreement

On January 14, 2015, our Board of Directors authorized the execution of that certain settlement agreement and stipulation dated January 13, 2015 (the "Settlement Agreement") with IBC Funds LLC, a Nevada limited liability company ("IBC Funds").

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

As of April 20, 2015, IBC has converted the respective amounts of Payables into issuance of shares of common stock as follows:

DATE	CLAIM $	SHARES

01/15/15	$12,787.50	10,000,000
01/23/15	$8,250	10,000,000
02/03/15	$3,300	10,000,000
02/09/15	$2,200	10,000,000
02/13/15	$1,650	10,000,000
02/13/15	$1,100	10,000,000
03/05/15	$4,620	84,000,000
03/12/15	$4,448.40	80,880,000

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

RESULTS OF OPERATIONS

The Share Exchange Agreement results in the treatment of the Company and its wholly-owned subsidiary as entities under common control, which reflects il2m Inc. and il2m International Corp., our wholly-owned subsidiary for the nine months ended February 28, 2015. The prior operations for accounting purposes is deemed to be those of the accounting acquirer, which differs from the legal acquirer.

The following table presents the statement of operations for the nine months ended February 28, 2015.

For Nine Months Ended February 28, 2015
Revenues	$-
Total Operating Expenses	1,346,804
Total Other Income (Expense)	10,416,696
Net Income	$9,069,892
Net income per share - basic and diluted	$0.03

For the Nine Months Ended February 28, 2015

Total Revenues. For the nine months ended February 28, 2015, we did not generate any revenue.

Operating Expenses. During the nine months ended February 28, 2015, we incurred operating expenses in the amount of $1,346,804 as follows: (i) consulting expense of $67,000; and (ii) general and administrative expenses of $1.279,804. General and administrative expenses generally consisted of: (i) professional fees of $1,279; (ii) stock for services valued at $240,750; (iii) derivative of $509,252; and (iv) payroll of $87,030. Operating expenses substantially increased due to the increases in consulting expense and general and administrative based on the increased scope and scale of our business operations, including the commencement of construction on our commercial radio station and the engagement of consultants.

Other Income (Expenses).  Other income for the nine months ended February 28, 2015 were $10,416,696. Other income consisted of change in fair value of embedded derivative liability and expense of $11,003,160, which was offset by other expenses of: (a) $110,903 in loss on debt extinguishment; (b) $430,417 in amortization of debt issued costs; (c) $43,959 in interest expense; and (d) $1,185 in foreign currency.

Net Income. Therefore, our net income for the nine months ended February 28, 2015 was $9,069,892 or per share of $0.03. Net income generally increased primarily due to the recording of the change in fair value of embedded derivative liability of $11,003,160.

The weighted average number of shares outstanding during the nine months ended February 28, 2015 was 146,635,674.

For the Three Months Ended February 28, 2015

Total Revenues. For the three months ended February 28, 2015, we did not generate any revenue.

Operating Expenses. During the three months ended February 28, 2015, we incurred operating expenses in the amount of $517,639 consisting of general and administrative expenses of $358,981. General and administrative expenses consisted of: (i) derivative of $154,246; (ii) stock for services valued at $240,750; (iii) rent of $36,000; and (iv) professional fees of $35,000. Operating expenses substantially increased due to the increases in consulting expense and general and administrative based on the increased scope and scale of our business operations, including the commencement of construction on our commercial radio station and the engagement of consultants.

Other Income (Expenses).  Other expense for the three months ended February 28, 2015 were $396,746. Other expense consisted of: (i) change in fair value of embedded derivative liability and expense of $509,252, which was offset by: (i) $91,408 in amortization of debt issued costs; and (ii) $21,098 in interest.

Net Income. Therefore, our net loss for the three months ended February 28, 2015 was $120,093 or per share of $0.00. Net income generally increased primarily due to the recording of the change in fair value of embedded derivative liability of $509,252.

The weighted average number of shares outstanding during the three months ended February 28, 2015 was 286,273,341.

CAPITAL RESOURCES AND LIQUIDITY

As of February 28, 2015, our current assets were $73 and our current liabilities were $2,558,800, which resulted in a working capital deficit of $2,558,727.

As of February 28, 2015, our current assets were comprised of $73 in cash. As of February 28, 2015, our total assets were $49,536 comprised of: (i) current assets of $73; (ii) $32,160 in fixed assets - net; and (iii) other assets of $17,303.

As of February 28, 2015, our current liabilities were comprised of: (i) $74,662 in accounts payable and accrued expenses; (ii) $28,435 in accrued interest; (iii) $212,797 in note payable - related party; (iv) $4,379 in loan payable - related party; (v) $438,475 in convertible notes payable, net of debt discount; (vi) $740,600 in convertible notes payable - related party; and (vii) $1,059,452 in derivative liability.

As of February 28, 2015, our total liabilities were $2,558,800 comprised of current liabilities of $2,558,800. The decrease in total liabilities was primarily due to the decrease in recording of the derivative liability of $11,076,740.

Stockholders’ deficit was ($8,433,946) as of November 30, 2014.

Cash Flows from Operating Activities. We have not generated positive cash flows from operating activities due to a lack of a source of revenues. For the nine month period ended February 28, 2015, net cash flows used in operating activities was $458,383. Net cash flows used in operating activities consisted primarily of net income of $9,069,892, which was adjusted by: (i) $14,406 in depreciation expense; (ii) $311,995 in stock issued for services; (iii) $137,573 in in-kind contribution of services; (iv) $430,417 in amortization; (v) ($10,618,906) in change in fair value of derivative and derivative expense; and (vi) $110,903 in loss on debt extinguishment.

Net cash flows used in operating activities was further changed by an increase in accounts payable of $74,662, an increase in accrued interest of $26,590, a decrease in deferred rent of ($1,606) and an increase in other assets of $14,309.

Cash Flows from Investing Activities. For the nine months ended February 28, 2015, net cash flows used in investing activities was $-0-.

Cash Flows from Financing Activities. We have financed our operations primarily from debt or the issuance of equity instruments. For the nine months ended February 28, 2015, net cash flows provided from financing activities was $457,622 consisting of $482,166 in proceeds from notes net of discounts, which was offset by $24,544 in repayments of loan payable.

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

We have amortized $817,128 for the period from October 17, 2013 (inception) to May 31, 2014. We amortized $113,653 during the three months ended August 31, 2014 and subsequently amortized $186,650 to November 30, 2014 and $75,391 to February 28, 2015.

Certain of these notes have been partially converted. See "Part II. Item 2. Unregistered Sales of Securities and Use of Proceeds."

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

As of March 27, 2014, a foreign corporation which is controlled by our Chief Executive Officer paid operating expenses on our behalf totaling $231,000 Canadian Dollars. On March 27, 2014, this amount was converted into a note payable for $207,232 using the conversion rate from CAD to USD on the date of the note. The note bears interest at a rate of 5% per annum and is due on July 1, 2014. On July 1, 2014, the note holder extended the maturity date to January 1, 2015. As of February 28, 2015, the fair value of note payable was $212,797 which includes $5,565 of gain on foreign exchange rate.

Loan Payable - Related Party

For the period from October 17, 2013 (inception) to May 31, 2014, a foreign corporation which is controlled by our Chief Executive Officer paid operating expenses totaling $2,000 on our behalf. The amount is treated as loan payable - related party, which is non-interest bearing and due on demand. The loan payable - related party balance was $2,000 as of August 31, 2014. From September 1, 2014 to February 28, 2015, an additional $2,379 was incurred. At February 28, 2015, $4,379 was owed.

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

The fair value of the conversion feature is summarized as follows:

Derivative Liability as of October 17, 2013 (inception)	$-
Fair value at the commitment date for convertible instruments	40,824,258
Change in fair value of embedded derivative liability	487,755
Adjustment of derivative liability through gain on extinguishment	(20,423,321)
Reclassification to additional paid in capital for financial instruments that ceased to be a derivative liability	(8,752,500)
Derivative Liability as of May 31, 2014	12,136,192

Fair value at the commitment date for convertible instruments	629,681
Reclassification to additional paid in capital for financial instruments that ceased to be a derivative liability	(1,087,515)
Change in fair value of embedded derivative liability	(10,618,906)
Derivative Liability as of February 28, 2015	$1,059,452

Settlement Agreement

On March 1, 2015, our Board of Directors authorized the execution of that certain settlement agreement dated March 1, 2015 (the "Settlement Agreement") with Sarkis Tsaoussian, our President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and sole member of the Board of Directors. From September 1, 2014 through February 28, 2015, Tsaoussian has incurred substantial time in providing services to us, which have advanced us and our business operations including, but not limited to: (i) establishing us and obtaining our trading symbol and platform on OTC Markets; (ii) dedication and devotion to the continued operation, maintenance and our growth; (iii) establishing and maintaining public and investor relations; (iv) establishing procedures to ensure compliance with accounting standards, rules and regulations relating to a public company; (v) preparation and filing of associated quarterly and annual reports and coordination of edgar filings; and (vi) negotiating and managing all consultants and personnel required for the our operations (collectively, the "Services"). We had a verbal agreement with Tsaoussian commencing September 1, 2014 that Tsaoussian would be paid a monthly fee of $50,000 as compensation for rendering of such Services. Therefore, on March 1, 2015, we entered into the Settlement Agreement with Tsaoussian pursuant to which we agreed to settle the amount due and owing of $300,000 for September 1, 2014 through February 28, 2015 (the "Debt") by the issuance of our shares of restricted common stock at a per share price of $0.0002 to TSASA Holdings Ltd., the consulting company through which Tsaoussian provided services ("TSASA"). See "Part II. Item 2. Unregistered Sales of Securities and Use of Proceeds" below.

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

9

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

Based on our assessment, our chief executive officer and our chief financial officer believe that, as of February 28, 2015, our internal control over financial reporting is not effective based on those criteria, due to the following:

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

There were no significant changes in our internal control over financial reporting during the third quarter ended February 28, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Conversion of Convertible Notes

Asia Capital

During January and February 2015, we issued an aggregate of 20,400,000 shares of our common stock to two entities in connection with the conversion of debt in the amount of $2,040. The debt is evidenced by that certain 3% convertible promissory note dated May 17, 2013 in the principal amount of $52,500 (the "Convertible Note") issued by us to Asia Capital Markets Limited LLC ("Asia Capital"). The Convertible Note was subsequently acquired by Gatehouse Financial Limited ("Gatehouse") from Asia Capital in accordance with the terms and provisions of that certain debt purchase agreement dated November 15, 2013 between Asia Capital and Gatehouse (the "Debt Purchase Agreement") as part of a transaction involving acquisition of and change in control of the Corporation. Subsequently, in accordance with the terms and provisions of that certain assignment of convertible note dated January 20, 2014 (the "Assignment"), Gatehouse sold and assigned a portion of its right, title and interest in and to the Convertible Note to separate assignees, which assignees all paid consideration to Gatehouse for the purchase of their respective interest. We received those certain notices of conversion and the Board of Directors authorized the issuance of the aggregate 20,400,000 shares of common stock to four of the assignees at a per share price of $0.0001. The shares were issued to four non-United States residents in reliance on Regulation S promulgated under the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The assignees acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

LG Capital Funding LLC

During February 2015, we issued an aggregate of 15,642,592 shares of our common stock to LG Capital Funding LLC ("LG Capital") in connection with the conversion of debt in the amount of $805.00 in principal and $39.70 in accrued interest. The debt is evidenced by that certain 8% convertible promissory note dated June 26, 2014 in the principal amount of $60,000.00 (the "8% Convertible Note") issued by us to LG Capital. We received that certain notice of conversion and the Board of Directors authorized the issuance of the aggregate 15,642,592 shares of common stock to LG Capital at a per share price of $0.000054. The shares were issued to LG Capital as a United States resident in reliance on Section 4(2) promulgated under the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. LG Capital acknowledged that the securities to be issued have not been registered under the Securities Act, that it understood the economic risk of an investment in the securities, and that it had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

KBM Worldwide Inc.

During January and February 2015, we issued an aggregate of 13,484,654 shares of our common stock to KBM Worldwide Inc. ("KBM Worldwide") in connection with the conversion of debt in the amount of $10,000.00 and $2,425.00, respective, in principal. The debt is evidenced by that certain convertible promissory note dated May 2, 2014 in the principal amount of $37,500.00 (the "KBM Convertible Note") issued by us to KBM Worldwide. We received those two certain notices of conversion and the Board of Directors authorized the issuance of 10,543,478 shares of common stock at a per share price of $0.00023 and 2,941,176 shares of common stock at a per share price of $0.0034, respectively, to KBM Worldwide. The shares were issued to KBM Worldwide as a United States resident in reliance on Section 4(2) promulgated under the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. KBM Worldwide acknowledged that the securities to be issued have not been registered under the Securities Act, that it understood the economic risk of an investment in the securities, and that it had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

Auctus Private Equity Fund LLC

During February 2015, we issued an aggregate of 10,564,000 shares of our common stock to Auctus Private Equity Fund LLC ("Auctus Private Equity") in connection with the conversion of debt in the amount of $1,901.52 in accrued interest. The debt is evidenced by that certain convertible promissory note dated June 6, 2014 in the principal amount of $62,750.00 (the "Auctus Convertible Note") issued by us to Auctus Private Equity. We received that certain notice of conversion and the Board of Directors authorized the issuance of the aggregate 10,564,000 shares of common stock to Auctus Private Equity at a per share price of $0.00018. The shares were issued to Auctus Private Equity as a United States residents in reliance on Section 4(2) promulgated under the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. Auctus Private Equity acknowledged that the securities to be issued have not been registered under the Securities Act, that it understood the economic risk of an investment in the securities, and that it had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

JMJ Financial

During February 2015, we issued an aggregate of 10,500,000 shares of our common stock to JMJ Financial ("JMJ Financial") in connection with the conversion of debt in the amount of $2,520.00 in principal. The debt is evidenced by that certain convertible note dated July 31, 2014 in the principal amount of $250,000.00 (the "JMJ Convertible Note") issued by us to JMJ Financial. We received that certain notice of conversion and the Board of Directors authorized the issuance of the aggregate 10,500,000 shares of common stock to JMJ Financial at a per share price of $0.000240. The shares were issued to JMJ Financial as a United States resident in reliance on Section 4(2) promulgated under the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. JMJ Financial acknowledged that the securities to be issued have not been registered under the Securities Act, that it understood the economic risk of an investment in the securities, and that it had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

JSJ Investments

During January 2015, we issued an aggregate of 13,707,561 shares of our common stock to JSJ Investments ("JSJ Investments") in connection with the conversion of debt in the amount of $15,705.83 in principal. The debt is evidenced by that certain convertible promissory note dated June 19, 2014 in the principal amount of $100,000.00 (the "JSJ Convertible Note") issued by us to JSJ Investments. We received those two certain notices of conversion and the Board of Directors authorized the issuance of the aggregate 3,333,333 shares of common stock at a per share price of $0.003 and 10,374,228 shares of common stock at a per share price of $00055 to JSJ Investments. The shares were issued to JSJ Investments as a United States resident in reliance on Section 4(2) promulgated under the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. JSJ Investments acknowledged that the securities to be issued have not been registered under the Securities Act, that it understood the economic risk of an investment in the securities, and that it had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

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

Settlement Agreement

On March 1, 2015, our Board of Directors authorized the issuance of 1,500,000,000 shares of restricted common stock at a per share price of $0.0002 to TSASA in accordance with the terms and provisions of the Settlement Agreement and as full and complete satisfaction of the Debt. The shares of common stock were issued to TSASA in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. TSASA acknowledged that the securities to be issued have not been registered under the Securities Act and that it understood the economic risk of an investment in the securities.

IBC Funds

During the nine month period ended February 28, 2015, we issued an aggregate 1,568,627 shares of common stock to IBC in connection with the Settlement Agreement. The shares were issued in a private transaction to IBC in reliance on Section 3(a)(10) promulgated under the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. IBC acknowledged that the securities to be issued have not been registered under the Securities Act, that it understood the economic risk of an investment in the securities, and that it had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.01	Share Exchange Agreement dated January 9, 2014 among il2m International Corp., formerly known as Dynamic Nutra Enterprises Holdings Inc., il2m Inc. and il2m International Ltd. , which is incorporated by reference to Exhibit 10.01 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2014.
10.02	Convertible Note dated March 14, 2014 between il2m International Corp. and il2m Global Ltd. in the amount of $100,000.00.
10.03	Convertible Note dated March 14, 2014 between il2m International Corp. and il2m Global Ltd. in the amount of $125,000.00.
10.04	Convertible Note dated March 14, 2014 between il2m International Corp. and Tsasa Holdings Inc. in the amount of $231,000.00 Canadian Dollars.
10.05	Convertible Note dated March 27, 2014 between il2m International Corp. and Tsasa Holdings Inc. in the amount of $515,600.00.
10.06	Settlement Agreement dated March 1, 2015 between il2m International Corp. and Sarkis Tsaoussian, which is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2015.
31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 20, 2015

Il2m International Corp.

/s/ Sarkis Tsaoussian
Name: Sarkis Tsaoussian Chief Executive Officer/President, Chief Financial Officer/Treasurer

